Form 10-Q
period 2006-06-30
FGBC Bancshares, Inc.
filed 2006-08-11
CIK 1360581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-51957
FGBC BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	20 - 02743161

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
101 Main Street, Franklin, Georgia 30217
(Address of principal executive office)
(678) 839-6870
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of August 1, 2006: 7,153,184; no par value.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$4,460,790	$3,464,489
Interest bearing deposits in banks	13,919	63,907
Federal funds sold	24,866,000	6,116,000
Securities available for sale, at fair value	43,053,104	39,815,484
Restricted equity securities, at cost	1,342,700	813,900

Loans	352,124,145	264,064,167
Less allowance for loan losses	4,341,780	3,193,806

Loans, net	347,782,365	260,870,361

Premises and equipment	18,998,017	13,181,114
Other assets	3,105,724	2,365,191

Total assets	$443,622,620	$326,690,446

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$21,711,667	$12,910,879
Interest-bearing	343,350,133	245,880,698

Total deposits	365,061,800	258,791,577
Other borrowings	15,000,000	10,000,000
Other liabilities	1,746,755	957,201

Total liabilities	381,808,555	269,748,778

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 7,153,184 shares issued and outstanding	65,988,472	60,783,189
Accumulated deficit	(3,059,606)	(2,938,628)
Accumulated other comprehensive loss	(1,114,801)	(902,893)

Total stockholders’ equity	61,814,065	56,941,668

Total liabilities and stockholders’ equity	$443,622,620	$326,690,446

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans	$7,002,802	$2,851,075	$12,758,820	$5,221,315
Taxable securities	438,188	320,350	816,196	615,054
Federal funds sold	121,941	51,969	188,619	107,792

Total interest income	7,562,931	3,223,394	13,763,635	5,944,161

Interest expense
Deposits	3,242,511	1,389,321	5,755,925	2,558,247
Other borrowings	175,131	441	301,423	826

Total interest expense	3,417,642	1,389,762	6,057,348	2,559,073

Net interest income	4,145,289	1,833,632	7,706,287	3,385,088
Provision for loan losses	631,020	280,143	1,236,288	369,380

Net interest income after provision for loan losses	3,514,269	1,553,489	6,469,999	3,015,708

Other income
Service charges on deposit accounts	338,494	272,018	622,603	464,368
Mortgage origination fees	257,566	128,864	446,830	234,237
Other operating income	32,879	17,478	46,924	34,678

Total other income	628,939	418,360	1,116,357	733,283

Other expenses
Salaries and employee benefits	2,579,913	829,747	5,015,706	1,566,345
Occupancy and equipment expenses	488,008	174,835	904,664	324,817
Other operating expenses	1,017,157	395,611	1,786,964	767,643

Total other expenses	4,085,078	1,400,193	7,707,334	2,658,805

Net income (loss) before income taxes	58,130	571,656	(120,978)	1,090,186

Income tax expense	—	—	—	—

Net income (loss)	58,130	571,656	(120,978)	1,090,186

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period	(166,246)	167,441	(211,908)	(847,753)

Comprehensive income (loss)	$(108,116)	$739,097	$(332,886)	$242,433

Basic earnings (losses) per share	$0.01	$0.15	$(0.02)	$0.30

Diluted earnings per (losses) share	$0.01	$0.14	$(0.02)	$0.28

Cash dividends per share	$—	$-	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(120,978)	$1,090,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	343,546	221,494
Provision for loan losses	1,236,288	369,380
Amortization and accretion of securities	55,018	82,865
Stock compensation expense	14,357	—
Increase in interest receivable	(715,602)	(236,896)
Loss on sale of premises and equipment	27,038	—
Loss on sale of repossessions	51,209	—
Increase in interest payable	199,399	77,474
Net other operating activities	604,831	(150,514)

Net cash provided by operating activities	1,695,106	1,453,989

INVESTING ACTIVITIES
Increase in interest bearing deposits in banks	49,988	—
Purchases of securities available for sale	(8,501,185)	(7,985,461)
Proceeds from maturities of securities available for sale	4,996,639	3,027,790
Purchases of restricted equity securities	(528,800)	(363,900)
Net increase in federal funds sold	(18,750,000)	(1,280,000)
Net increase in loans	(88,285,248)	(30,314,558)
Purchase of premises and equipment	(6,200,087)	(314,954)
Proceeds from sale of repossessions	46,140	—
Proceeds from sale of premises and equipment	12,600	—

Net cash used in investing activities	(117,159,953)	(37,231,083)

FINANCING ACTIVITIES
Net increase in deposits	106,270,223	30,312,033
Proceeds from other borrowings	5,000,000	16,000
Net decrease in federal funds purchased	—	(297,000)
Proceeds from sale of common stock	5,190,925	6,566,612
Cash paid for fractional shares	—	(3,148)

Net cash provided by financing activities	116,461,148	36,594,497

Net increase in cash and due from banks	996,301	817,403

Cash and due from banks, beginning of period	3,464,489	3,309,061

Cash and due from banks, end of period	$4,460,790	$4,126,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$5,857,949	$2,481,599

Income taxes	$21,303	$—
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s registration statement on Form 10/A for the year ended December 31, 2005.
NOTE 2. STOCK-BASED COMPENSATION
At June 30, 2006, the Company has a stock-based employee compensation plan which is more fully described in Note 7 of the consolidated financial statements in the Company’s Registration Statement on Form 10 for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. With the exception of stock compensation expense recognized by the Company in the fourth quarter of 2005 related to the acceleration of the vesting of options for an employee no longer with the Company, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three- and six-month periods ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 consists of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized expense of $12,326 and $14,357 for the three and six months ended June 30, 2006, respectively.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and warrants (excess tax benefits) to be classified as financing cash flows. The Company had no cash flows resulting from excess tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2. STOCK-BASED COMPENSATION (Continued)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$571,656	$1,090,186

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(74,390)	(148,780)

Pro forma net income	$497,266	$941,406

Earnings per share:
Basic — as reported	$0.15	$0.30

Basic — pro forma	$0.13	$0.26

Diluted — as reported	$0.14	$0.28

Diluted — pro forma	$0.12	$0.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in 2006 and a minimum value option-pricing model in 2005 with the weighted-average assumptions listed in the table below. Expected volatility is based on expected volatility of similar entities. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.60%	4.49%
Expected life of the options	7 years	10 years
Expected dividends (as a percentage of the fair value of the stock)	0%	0%
Expected volatility	20%	N/A
Weighted-average grant date fair value	$4.30	$4.39
At June 30, 2006, there was $148,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2. STOCK-BASED COMPENSATION (Continued)
A summary of the status of the stock option plan at June 30, 2006 and changes during the period ended June 30, 2006 follows:

	Six Months Ended
	June 30, 2006
		Weighted-
		average
		Exercise
	Number	Price
Under option, beginning of period	839,806	$8.64
Granted	38,800	12.50
Exercised	—	—
Forfeited	(6,270)	12.50

Under option, end of period	872,336	8.79

Exercisable at end of period	283,789	5.91

Shares available for future stock option grants to employees under the existing plan was 154,748 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options outstanding was $3,240,000, and the aggregate intrinsic value of options exercisable was $1,871,000. Total intrinsic value of options exercised was $-0- for the six months ended June 30, 2006.
A summary of the options outstanding at June 30, 2006 follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		average	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Number	Life in Years	Price	Number	Price
$5.65 - $7.06	459,973	6.33 years	$5.66	269,303	$5.65
$8.82 - $12.50	412,363	9.09 years	12.28	14,486	10.64

	872,336	7.64 years	$8.79	283,789	$5.91

NOTE 3. EARNINGS (LOSSES) PER COMMON SHARE
The Company is required to report earnings (losses) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income. Earnings (losses) per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 3. EARNINGS (LOSSES) PER COMMON SHARE (Continued)

	Three Months Ended June 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	7,098,433	3,803,485

Net income	$58,130	$571,656

Basic earnings per share	$0.01	$0.15

Diluted earnings per share:
Weighted average common shares outstanding	7,098,433	3,803,485
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	252,889	267,198

Total weighted average common shares and common stock equivalents outstanding	7,351,322	4,070,683

Net income	$58,130	$571,656

Diluted earnings (losses) per share	$0.01	$0.14

	Six Months Ended June 30,
	2006	2005
Basic earnings (losses) per share:
Weighted average common shares outstanding	6,970,461	3,656,043

Net income (loss)	$(120,978)	$1,090,186

Basic earnings (losses) per share	$(0.02)	$0.30

Diluted earnings (losses) per share:
Weighted average common shares outstanding	6,970,461	3,656,043
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	265,458

Total weighted average common shares and common stock equivalents outstanding	6,970,461	3,921,501

Net income (loss)	$(120,978)	$1,090,186

Diluted earnings (losses) per share	$(0.02)	$0.28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and the Bank during the periods included in the accompanying consolidated financial statements.
Critical Accounting Policies
     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005, which were included as part of our Form 10/A filed with the SEC on June 30, 2006.
     Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.
     We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2006. At June 30, 2006, the liquidity ratio (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 14% and the loan to deposit ratio was approximately 96%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratio	15.22%	14.90%	4.00%
Risk-based capital ratios:
Tier I capital	17.18	16.83	4.00
Total capital	18.37	18.02	8.00
Off-Balance Sheet Risk
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2006
(Dollars in Thousands)
Commitments to extend credit	$65,053
Letters of credit	406

$65,459

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.
     Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.
Financial Condition
     The following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$4,461	$3,464
Interest-bearing deposits in banks	14	64
Federal funds sold	24,866	6,116
Securities	43,053	39,815
Loans, net	347,782	260,870
Premises and equipment	18,998	13,181
Other assets	4,448	3,180

	$443,622	$326,690

Deposits	$365,062	$258,791
Other borrowings	15,000	10,000
Other liabilities	1,746	957
Stockholders’ equity	61,814	56,942

	$443,622	$326,690

     Our total assets grew by 36% for the first six months of 2006. Deposit growth of $106.2 million and proceeds from the sale of common stock in a private placement of $5.2 million were primarily invested in loans, which increased by $88 million, securities and federal fund sold, which increased by $22 million, and premises and equipment which increased by $5.8 million. On June 30, 2006 our contractual purchase obligations for the construction of our new bank buildings total $8.6 million. Our loan to deposit ratio decreased to 96% at June 30, 2006 from 102% at December 31, 2005. The decrease in this ratio is due to significant deposit growth in the first six months of 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $4.8 million primarily because of proceeds from the sale of common stock in a private placement offering of $5.2 million. Our stockholders’ equity was also affected by our net loss of $120,978 and increases in our unrealized losses of $211,908.
Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$7,563	$3,223
Interest expense	3,418	1,390

Net interest income	4,145	1,833
Provision for loan losses	631	280
Other income	629	419
Other expense	4,085	1,400

Pretax income	58	572
Income taxes	0	0

Net income	$58	$572

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$13,763	$5,944
Interest expense	6,057	2,559

Net interest income	7,706	3,385
Provision for loan losses	1,236	369
Other income	1,117	733
Other expense	7,707	2,659

Pretax income	(120)	1,090
Income taxes	0	0

Net income	$(120)	$1,090

     Our net interest income has increased by $2,311,657 and $4,321,199 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.23% during the first six months of 2006 as compared to 3.42% for the first six months of 2005. The increases in net interest income and net interest margin are due primarily to an increase in the average balance of loans outstanding and an increase in the average yield on earning assets with a correspondingly smaller increase in our cost of funds.
     The provision for loan losses increased by $350,877 and $866,908 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. We incurred net charge-offs of $88,314 in the first six months of 2006 as compared to $67,095 in the first six months of 2005. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The allowance for loan losses as percentage of total loans was 1.23% as of June 30, 2006 compared to 1.21% at December 31, 2005.

     Information with respect to non-accrual, past due and restructured loans at June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$744	$165
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	73	16
Interest income that was recorded on non-accrual and restructured loans	53	9
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.
     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.
     The majority of the Bank’s loans are collateralized by real estate. Management believes that there is sufficient diversity in borrowers, location, and types of real estate to minimize any adverse effects of a deterioration of market conditions.
     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
     Information regarding certain loans and allowance for loan loss data through June 30, 2006 and 2005 is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$309,583	$148,719

Balance of allowance for loan losses at beginning of period	$3,194	$1,705

Loans charged off
Commercial and financial	$(36)	$(2)
Real estate mortgage	(0)	(42)
Installment	(72)	(36)

	(108)	(80)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Loans recovered
Commercial and financial	2	0
Real estate mortgage	0	0
Installment	18	13

	20	13

Net charge-offs	(88)	(67)

Additions to allowance charged to operating expense during period	1,236	370

Balance of allowance for loan losses at end of period	$4,342	$2,008

Ratio of net loans charged off during the period to average loans outstanding	.03%	.04%

     Other income has increased by $210,578 and $383,073 during the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. The increase was primarily the result of increases in various fees due the growth of the company.
     Other expenses increased by $2,684,885 and $5,048,529 during the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. The increases are due to increased salaries and employee benefits of $1,750,166 and $3,449,361, respectively, increased occupancy and equipment expenses of $313,173 and $579,847, respectively, and increased other operating expenses of $621,546 and $1,019,321, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 160 at June 30, 2006 from 61 at June 30, 2005 and to other annual salary increases. Other operating expenses have increased due to the general growth of the Bank.
     No provision for income taxes was recorded for the first six months of 2006 or for 2005 due to the use of available net operating loss carryforwards.
     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain of our officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.
     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the board of directors and management’s asset/liability committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.
Analysis of Interest Sensitivity
As of June 30, 2006
(Dollars in Thousands)

	0 - 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	14	0	0	14
Securities	4,478	8,888	29,687	43,053
FHLB stock	1,343	0	0	1,343
Federal funds sold	24,866	0	0	24,866
Loans	229,944	38,990	83,190	352,124

Total interest-earning assets	260,645	47,878	112,877	421,400

Interest-bearing liabilities:

Interest-bearing demand deposits	66,032	0	0	66,032
Savings and money markets	49,909	0	0	49,909
Time deposits	28,311	124,540	74,558	227,409
Federal Home Loan Bank borrowings	0	0	15,000	15,000

Total interest-bearing liabilities	144,252	124,540	89,558	358,350

Interest rate sensitivity gap	116,393	(76,662)	23,319	63,050

Cumulative interest rate sensitivity gap	116,393	39,731	63,050

Interest rate sensitivity gap ratio	1.81	.38	1.26

Cumulative interest rate sensitivity gap ratio	1.81	1.15	1.18

     The above table summarizes our interest-sensitive assets and liabilities as of June 30, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
     At June 30, 2006 our cumulative one-year interest rate sensitivity gap ratio was 1.18%. Our targeted ratio is 80% to 120%. This indicates that the interest-earning assets will reprice during this period at a rate faster than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10/A filed with the SEC on June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on April 24, 2006. At the meeting, the following matters were submitted to a vote:
(1)	Proposal One — Election of Six Class II Directors

Name	Votes For	Votes Against/Abstain
Wyche T. Green, III	4,611,973	7,594
Dennis H. McDowell	4,600,306	19,261
Jackie L. Reed	4,611,973	7,594
Carl R. Sewell, Jr.	4,611,973	7,594
Gleamer L. Smith, Jr.	4,611,973	7,594
David G. Sorrell	4,611,973	7,594
(2)	Proposal Two — Amendment of Articles of Incorporation Increasing the Number of Outstanding Shares to 100,000,000

Votes For	Votes Against	Abstain
4,532,254	90,801	11,932
Item 5. Other Information
     None.

Item 6. Exhibits
     The following exhibits are included with this report:
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.

Date: August 11, 2006	/s/ Jackie L. Reed Jackie L. Reed
President and CEO

Date: August 11, 2006	/s/ Teresa L. Martin Teresa L. Martin
Chief Financial Officer