Form 10-Q
period 2006-09-30
FGBC Bancshares, Inc.
filed 2006-11-14
CIK 1360581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-51957
FGBC BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	20 — 02743161

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
101 Main Street, Franklin, Georgia 30217
(Address of principal executive office)
(678) 839-6870
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 1, 2006: 9,035,003; no par value.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$7,541,365	$3,464,489
Interest bearing deposits in banks	27,065	63,907
Federal funds sold	42,918,000	6,116,000
Securities available for sale, at fair value	57,791,555	39,815,484
Restricted equity securities, at cost	1,342,700	813,900

Loans	389,679,812	264,064,167
Less allowance for loan losses	4,871,928	3,193,806

Loans, net	384,807,884	260,870,361

Premises and equipment	23,659,063	13,181,114
Other assets	4,007,820	2,365,191

Total assets	$522,095,452	$326,690,446

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$23,278,397	$12,910,879
Interest-bearing	419,096,642	245,880,698

Total deposits	442,375,039	258,791,577
Other borrowings	15,000,000	10,000,000
Other liabilities	1,845,682	957,201

Total liabilities	459,220,721	269,748,778

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 9,031,681 and 8,422,387 shares issued and outstanding, respectively	66,494,678	60,783,189
Accumulated deficit	(2,889,733)	(2,938,628)
Accumulated other comprehensive loss	(730,214)	(902,893)

Total stockholders’ equity	62,874,731	56,941,668

Total liabilities and stockholders’ equity	$522,095,452	$326,690,446

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income

Loans	$8,111,390	$3,346,659	$20,870,210	$8,567,974

Taxable securities	543,670	319,020	1,359,866	934,074
Federal funds sold	335,407	51,876	524,026	159,668

Total interest income	8,990,467	3,717,555	22,754,102	9,661,716

Interest expense
Deposits	4,172,972	1,672,682	9,928,897	4,230,929
Other borrowings	209,013	772	510,436	1,598

Total interest expense	4,381,985	1,673,454	10,439,333	4,232,527

Net interest income	4,608,482	2,044,101	12,314,769	5,429,189
Provision for loan losses	725,094	580,003	1,961,382	949,383

Net interest income after provision for loan losses	3,883,388	1,464,098	10,353,387	4,479,806

Other income
Service charges on deposit accounts	351,876	301,283	974,479	765,651
Mortgage origination fees	296,159	127,741	742,989	361,978
Other operating income	31,789	17,381	78,713	52,059

Total other income	679,824	446,405	1,796,181	1,179,688

Other expenses
Salaries and employee benefits	2,775,447	1,542,518	7,791,153	3,108,863
Occupancy and equipment expenses	549,616	241,879	1,454,280	566,696
Other operating expenses	1,113,640	604,221	2,900,604	1,371,864

Total other expenses	4,438,703	2,388,618	12,146,037	5,047,423

Net income (loss) before income taxes	124,509	(478,115)	3,531	612,071

Income tax expense	—	—	—	—

Net income (loss)	124,509	(478,115)	3,531	612,071

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period	384,587	551,554	172,679	(296,199)

Comprehensive income (loss)	$509,096	$73,439	$176,210	$315,872

Basic earnings (losses) per share	$0.01	$(0.10)	$—	$0.13

Diluted earnings per (losses) share	$0.01	$(0.10)	$—	$0.13

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$3,531	$612,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	598,008	326,396
Provision for loan losses	1,961,382	949,383
Amortization and accretion of securities	73,148	119,055
Stock compensation expense	45,364	—
Loss on sale of premise and equipment	27,038	—
Loss on sale of repossessions	82,525	—
Increase in interest receivable	(1,273,539)	(569,963)
Increase in interest payable	553,627	100,706
Net other operating activities	345,087	1,199,607

Net cash provided by operating activities	2,416,171	2,737,255

INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in banks	36,842	(3,000)
Purchases of securities available for sale	(27,901,940)	(7,965,461)
Proceeds from maturities of securities available for sale	10,025,400	3,753,539
Purchases of restricted equity securities	(528,800)	(366,502)
Net increase in federal funds sold	(36,802,000)	(6,158,000)
Net increase in loans	(126,494,649)	(69,017,552)
Purchase of premises and equipment	(11,115,595)	(4,493,151)
Proceeds from sale of repossessions	238,710	—
Proceeds from sale of premises and equipment	12,600	—

Net cash used in investing activities	(192,529,432)	(84,250,127)

FINANCING ACTIVITIES
Net increase in deposits	183,583,462	59,347,696
Proceeds (repayments) from other borrowings	5,000,000	(26,500)
Net decrease in federal funds purchased	—	(297,000)
Proceeds from sale of common stock	5,606,675	23,285,963
Cash paid for fractional shares	—	(3,148)

Net cash provided by financing activities	194,190,137	82,307,011

Net increase in cash and due from banks	4,076,876	794,139

Cash and due from banks, beginning of period	3,464,489	3,309,061

Cash and due from banks, end of period	$7,541,365	$4,103,200

	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$9,885,706	$4,131,821

Income taxes	$24,903	$—
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2005.
NOTE 2. STOCK-BASED COMPENSATION
At September 30, 2006, the Company has a stock-based employee compensation plan which is more fully described in Note 7 of the consolidated financial statements in the Company’s Registration Statement on Form 10 for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. With the exception of stock compensation expense recognized by the Company in the fourth quarter of 2005 related to the acceleration of the vesting of options for an employee no longer with the Company, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three- and nine-month periods ended September 30, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 consists of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized expense of $31,006 and $45,363 for the three and nine months ended September 30, 2006, respectively.
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
The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005.

NOTE 2. STOCK-BASED COMPENSATION (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$(478,115)	$612,071

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(74,390)	(223,170)

Pro forma net income (loss)	$(552,505)	$388,901

Earnings (losses) per share:
Basic — as reported	$(0.10)	$0.13

Basic — pro forma	$(0.10)	$0.08

Diluted — as reported	$(0.12)	$0.13

Diluted — pro forma	$(0.12)	$0.08

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

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.60%	4.49%
Expected life of the options	7 years	10 years
Expected dividends (as a percentage of the fair value of the stock)	0%	0%
Expected volatility	20%	N/A
Weighted-average grant date fair value	$3.96	$3.51
At September 30, 2006, there was $220,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 2. STOCK-BASED COMPENSATION (Continued)
A summary of the status of the stock option plan at September 30, 2006 and changes during the periods ended September 30, 2006 follows:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of period	1,049,758	$6.91	1,090,420	$7.03
Granted	64,750	11.62	16,250	14.40
Exercised	(82,923)	5.02	(82,923)	5.02
Forfeited	(9,972)	9.74	(2,134)	10.97

Under option, end of period	1,021,613	7.34	1,021,613	7.34

Exercisable at end of period	514,389	5.65	514,389	5.65

Shares available for future stock option grants to employees under the existing plan was 179,319 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding was $7,214,000, and the aggregate intrinsic value of options exercisable was $4,500,000. Total intrinsic value of options exercised was $866,000 for the nine months ended September 30, 2006. At September 30, 2006, the weighted average contractual life in years of outstanding stock options was 8.10 years.
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

	Three Months Ended September 30,
	2006	2005
Basic earnings (losses) per share:
Weighted average common shares outstanding	8,984,367	4,754,354

Net income (loss)	$124,509	$(478,115)

Basic earnings (losses) per share	$0.01	$(0.10)

Diluted earnings (losses) per share:
Weighted average common shares outstanding	8,984,367	4,754,354
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	392,973	—

Total weighted average common shares and common stock equivalents outstanding	9,377,340	4,754,354

Net income (loss)	$124,509	$(478,115)

Diluted earnings (losses) per share	$0.01	$(0.10)

	Nine Months Ended September 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	8,804,500	4,632,162

Net income	$3,531	$612,071

Basic earnings per share	$0.00	$0.13

Diluted earnings per share:
Weighted average common shares outstanding	8,804,500	4,632,162
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	363,430	279,466

Total weighted average common shares and common stock equivalents outstanding	9,167,930	4,911,628

Net income	$3,531	$612,071

Diluted earnings per share	$0.00	$0.13

NOTE 4. COMMON STOCK SPLIT
On September 21, 2006, the Company declared a 5-for-4 stock split payable October 5, 2006. All common stock and per share data has been restated for all periods presented giving effect to this split.
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
     Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.
     We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2006. At September 30, 2006, the liquidity ratio (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 20% and the loan to deposit ratio was approximately 88%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratio	13.31%	12.94%	4.00%
Risk-based capital ratios:
Tier I capital	15.95	15.51	4.00
Total capital	17.17	16.73	8.00
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2006
(Dollars in Thousands)
Commitments to extend credit	$61,052
Letters of credit	751

$61,803

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	September 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$7,541	$3,464
Interest-bearing deposits in banks	27	64
Federal funds sold	42,918	6,116
Securities	57,792	39,815
Loans, net	384,808	260,870
Premises and equipment	23,659	13,181
Other assets	5,350	3,180

	$522,095	$326,690

Deposits	$442,375	$258,791
Other borrowings	15,000	10,000
Other liabilities	1,845	957
Stockholders’ equity	62,875	56,942

	$522,095	$326,690

     Our total assets grew by 60% for the first nine months of 2006. Deposit growth of $183.5 million and proceeds from the sale of common stock in a private placement and key employee stock sale and the exercise of stock options of $5.7 million were primarily invested in loans, which increased by $125 million, securities and federal fund sold, which increased by $54.7 million, and premises and equipment, which increased by $10.5 million. On September 30, 2006 our contractual purchase obligations total $5.7 million. Our loan to deposit ratio decreased to 88% at September 30, 2006 from 102% at December 31, 2005. The decrease in this ratio is due to significant deposit growth in the first nine months of 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $6 million primarily because of proceeds from the sale of common stock of $5.7 million. Our stockholders’ equity was also affected by our net income of $3,531 and decreases in our unrealized losses of $172,679.
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$8,990	$3,717
Interest expense	4,382	1,673

Net interest income	4,608	2,044
Provision for loan losses	725	580
Other income	680	446
Other expense	4,438	2,388

Pretax income	125	-478
Income taxes	0	0

Net income (loss)	$125	$-478

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$22,754	$9,662
Interest expense	10,439	4,233

Net interest income	12,315	5,429
Provision for loan losses	1,961	949
Other income	1,796	1,179
Other expense	12,146	5,047

Pretax income	4	612
Income taxes	0	0

Net income	$4	$612

     Our net interest income has increased by $2,564,381 and $6,885,580 for the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.13% during the first nine months of 2006 as compared to 3.43% for the first nine months of 2005. The increases in net interest income and net interest margin are due primarily to an increase in the average balance of loans outstanding.
     Provision and Allowance for Loan Losses
     The provision for loan losses increased by $145,091 and $1,011,999 for the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. We incurred net charge-offs of $283,260 in the first nine months of 2006 as compared to $193,345 in the first nine months of 2005. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The allowance for loan losses as a percentage of total loans was 1.25% as of September 30, 2006 compared to 1.21% at December 31, 2005.
     Information with respect to non-accrual, past due and restructured loans at September 30, 2006 and 2005 is as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$795	$29
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	92	2
Interest income that was recorded on non-accrual and restructured loans	74	1
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
     Information regarding certain loans and allowance for loan loss data through September 30, 2006 and 2005 is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$331,318	$159,365

Balance of allowance for loan losses at beginning of period	$3,194	$1,705

Loans charged off
Commercial and financial	(72)	(59)
Real estate mortgage	(36)	(50)
Installment	(213)	(105)

	(321)	(214)

Loans recovered
Commercial and financial	2	0
Real estate mortgage	0	0
Installment	36	21

	38	21

Net charge-offs	(283)	(193)

Additions to allowance charged to operating expense during period	1,961	949

Balance of allowance for loan losses at end of period	$4,872	$2,461

Ratio of net loans charged off during the period to average loans outstanding	.09%	.12%

     Other Income and Expenses
     Other income has increased by $233,419 and $616,493 during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. The increase was primarily the result of increases in various fees due the growth of the company.
     Other expenses increased by $2,050,085 and $7,098,614 during the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. The increases are due to increased salaries and employee benefits of $1,232,929 and $4,682,290, respectively, increased occupancy and equipment expenses of $307,737 and $887,584, respectively, and increased other operating expenses of $509,419 and $1,528,740, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 181 at September 30, 2006 from 112 at September 30, 2005 and to other annual salary increases. Other operating expenses have increased due to the general growth of the Bank.
     No provision for income taxes was recorded for the first nine months of 2006 or for 2005 due to use of available net operating loss carryforwards.
     General
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

     The table that follows summarizes our interest-sensitive assets and liabilities as of September 30, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of September 30, 2006
(Dollars in Thousands)

	0 – 3	3 – 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	27	—	—	27
Securities	6,220	9,189	42,383	57,792
FHLB Stock	1,343	—	—	1,343
Fed funds sold	42,918	—	—	42,918
Loans	236,820	59,374	93,486	389,680

Total interest-earning assets	287,328	68,563	135,869	491,760

Interest-bearing liabilities:
Interest-bearing demand deposits	65,866	—	—	65,866
Savings and money markets	63,554	—	—	63,554
Time deposits	49,138	179,513	61,026	289,677
Federal Home Loan Bank borrowings	—	5,000	10,000	15,000

Total interest-bearing liabilities	178,558	184,513	71,026	434,097

Interest rate sensitivity gap	108,770	(115,950)	64,843	57,663

Cumulative interest rate sensitivity gap	108,770	(7,180)	57,663

Interest rate sensitivity gap ratio	1.61	0.37	1.91

Cumulative interest rate sensitivity gap ratio	1.61	0.98	1.13

     At September 30, 2006 our cumulative one-year interest rate sensitivity gap ratio was 1.13. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate faster than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the third quarter of 2006.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included with this report:
31.1     Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: November 13, 2006	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: November 13, 2006	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer