Form 10-K
period 2006-12-31
FGBC Bancshares, Inc.
filed 2007-03-30
CIK 1360581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51957
FGBC BANCSHARES, INC.

Georgia (State or Other Jurisdiction of Incorporation or Organization)	20-02743161 (I.R.S. Employer Identification Number)
101 Main Street
Franklin, Georgia 30217
(Address of Principal Executive Offices)
(770) 839-4510
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of the registrant’s outstanding common equity held by nonaffiliates of the registrant on June 30, 2006 was $67,449,075.
     There were 9,058,998 shares of common stock outstanding as of March 1, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s 2007 proxy statement for the annual meeting of shareholders scheduled to be held on May 21, 2007 are incorporated by reference into Part III of this report.

PART I
ITEM 1. Business.
Overview
     FGBC Bancshares, Inc. (the “Company”, “we” or “us”) was organized in 2004 as a Georgia corporation for the purpose of acquiring all of the common stock of First Georgia Banking Company (the “Bank”), a Georgia bank that opened for business on November 3, 2003. On March 10, 2005 the Company became the sole shareholder of the Bank by virtue of a share exchange whereby each shareholder of the Bank exchanged their Bank stock for an equal number of shares in the Company (by virtue of the share exchange stock certificates that previously represented Bank Stock were automatically deemed to represent Company stock). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.
     The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that we may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.
     The Bank is a full service commercial bank headquarterd at 101 Main Street, Franklin, Georgia 30217 (Heard County). In addition to the Franklin location the Bank currently has seven full-service branches (with two branches under construction) and an Operations Center in Carrollton (Carroll County), Georgia. The Bank’s full-service branches are located in Bremen (Haralson County), Carrollton (Carroll County), Columbus (Muscogee County), Commerce (Jackson County), Dalton (Whitfield County), Homer (Banks County) and Jefferson (Jackson County), Georgia. The Bank is constructing branches in Cornelia (Habersham County) and Villa Rica (Carroll County), Georgia. We will operate out of leased strip-shopping center space in these locations until construction is complete. The Bank’s primary service area includes Banks, Carroll, Habersham, Haralson, Heard, Jackson, Muscogee and Whitfield Counties, Georgia. The Bank also serves the adjacent areas or parts thereof. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.
     We have lost money in each of our four years of existence. Through December 31, 2006 we had a cumulative loss of approximately $2.6 million. New banks generally incur substantial start-up expenses and are rarely profitable in the early stages of their lives. Our start-up expenses have been further increased due to our strategy of rapid growth. We expect this strategy to begin paying off in 2007. If it does, we should be able to generate profits in the near future.
Types of Loans
     Below is a description of the principal categories of loans that we make through our Bank subsidiary and the relative risks involved with each category. As of December 31, 2006 10.37% of our loan portfolio consisted of commercial and agricultural loans, 28.01% of our loan portfolio consisted of real estate – construction loans, 55.05% of our loan portfolio consisted of real estate – mortgage loans and 6.57% of our loan portfolio consisted of installment loans to individuals.
     Commercial and Agricultural Loans. We make loans to commercial and agricultural businesses in our primary market areas for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. All commercial loans are made to borrowers based on cash flow, collateral strength, ability to repay and degree of management expertise. Loans in this category are subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. These risks are to an industry, or segment of an industry, and are monitored by senior management on an ongoing basis. Each loan to borrowers in this category is underwritten and evaluated based on individual merit with financial data required for review by a Bank loan officer and/or credit administration. In addition large credits over a designated amount will be subject to internal loan review annually and may also be subject to review by an outside loan review team as well. Based on the analysis by Bank officers, each loan is assigned a grade that is based on overall credit risk to the Bank and the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
     Commercial loans are usually collateralized. The business assets in this category generally are taken as collateral and may consist of accounts receivable, inventory and equipment. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. In order to mitigate risk the collateral is underwritten to loan policy standards, which determines the amount of margin or equity required in each asset taken as collateral with the values monitored by the loan officer and credit personnel on a regular basis.
     Agricultural loans present different sets of risk with the main types of loans made for crop, livestock or chicken farms. The primary risk for these types of loans are due to the volatile nature of agricultural services that is dependant on Mother Nature and livestock markets that can quickly change. These loans are generally collateralized by livestock or equipment that support the agricultural operations with risk mitigated by our underwriting process to evaluate each request to ensure the loan is within loan policy standards.
     Real Estate –Construction Loans. The real estate – construction loan category includes commercial residential construction, consumer residential construction and commercial construction for general non-residential commercial buildings. The loans to commercial builders who build homes for resale are subject to market and industry risk of supply and demand as well as the potential for speculative house inventory to grow stale in times of economic slow downs. To mitigate this risk, each loan goes through an evaluation process to identify local market trends along with the history of the borrower. Management regularly reviews construction loan reports, which identifies key components with builders in the Bank’s construction loan portfolio. This report also identifies the level of speculative loans in the Bank’s total portfolio to monitor concentrations of this loan type.
     With construction loans to individual consumers the risk is somewhat different. These loans are evaluated by the officer based on consumer credit factors such as personal income, debt levels and traditional consumer credit scores. These factors are tied to the local economy, which provide jobs, standard-of-living and other factors in the communities involved. These loans are considered on an individual basis with risk mitigated by the adherence to loan policy.
     The Bank also makes loans for commercial construction for non residential buildings, which can be owner occupied or potential leased income space. These loans present different risks including the risk of completing the project as well as repayment through successful management and marketing of properties. The mitigation of risk comes through underwriting the credit to determine the proper loan policy guidelines are maintained. After completion of construction these loans typically moved to the real estate – mortgage loan category as either owner or non-owner occupied commercial real estate.
     Real Estate – Mortgage Loans. The Bank grants loans to borrowers secured by commercial real estate mortgages and residential mortgages located in our market area. Commercial real estate presents risks not found in consumer residential real estate lending. The repayment of these loans is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. The repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. In underwriting commercial real estate loans the Bank considers the historic and projected future cash flows of the real estate and/or owner occupied business supporting the real estate along with obtaining qualified appraisals to help gauge the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant perspective. These loans are subject to our real estate lending policies which provide guidelines such as maximum loan-to-values acceptable on loans. The commercial real estate loans in this category typically involve relatively large loan balances to a single borrower. In order to mitigate these risks, the Bank monitors its overall loan concentration mix and individual loans are reviewed both internally and by external loan review consultants.

This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to re-price, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.
     The consumer real estate portion of this category includes consumer home mortgages and home equity lines of credit. These loans have less risk compared to the consumer installment loans which are dependant on depreciable collateral such as vehicles, boats, etc. but do carry some additional risk because of the increased difficulty and holding costs that would occur through converting real estate to cash in the event of a default. This is mitigated through our loan policy guidelines which detail acceptable loan-to-value guidelines, debt-to-income levels and consumer credit score guidelines.
     Installment Loans to Individuals. There are several types of consumer loans all of which carry varying degrees of risk. Loans in this category are generally more risky than traditional residential real estate but less risky than commercial loans. The risk of default is generally determined by the well being of the local economy, which in times of economic stress will affect the consumer’s ability to repay. Loans in this category include vehicle notes, loans secured by deposits and other loans of a personal or consumer nature. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. These risks are managed by matching the amortization period (the age and remaining useful life of the collateral) with the loan term to ensure the customer always has an equity position and is never “upside down.” Loans secured by deposits present less risk with the liquidity of collateral available in case of default. Other types of secured personal loans carry a wide range of risks depending on the type of collateral with varying degrees of marketability in the event of default. The risk on these types of loans is managed primarily at the underwriting level with loan policy setting standards on evaluation characteristics such as debt-to-income ratio limitations and margin collateral requirements. Other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. With the absence of collateral the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. This risk is mitigated through the Bank’s loan underwriting with strict adherence to debt-to-income ratios, time at the present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
Loan Participations
     Although we have not done so to date, we may sell loan participations in the ordinary course of business when an originated loan exceeds our legal lending limit as defined by state banking laws. These loan participations would be sold to other financial institutions without recourse. We may also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations would be underwritten in accordance with our loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss.
Management’s Policy for Determining the Loan Loss Allowance
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:
•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•	changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (ie. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by our board of directors;

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio; and

•	off-balance sheet credit risks.
These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated as needed.
     All of our loans are assigned individual loan grades when underwritten. Following guidelines established by the FDIC and the State of Georgia Department of Banking and Finance, we have established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, internal loan review personnel, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected, the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest, the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. If a loan will not be collected in full, the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.
     Our net loan losses to average total loans was .20% for the period ended December 31, 2006. Historical performance, however, is not an indicator of future performance and forward results could differ materially. Management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Management’s Policy for Investing in Securities
     Funds that are not otherwise needed to meet our loan demand may be invested in accordance with our investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. The investment policy adheres to the following objectives:
•	provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal;

•	optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards;

•	meet regulatory standards;

•	provide collateral which we are required to pledge against public monies;

•	provide an investment medium for funds which may be needed for liquidity purposes; and

•	provide an investment medium which will balance market and credit risk for other assets and our liability structure.
Industry and Competition
     Our primary service area covers various counties located in the Western and Northern parts of Georgia. These counties include Heard, Banks, Carroll, Haralson, Jackson, Muscogee and Whitfield. Our marketing strategy emphasizes our local nature and involvement in the communities located in our primary service area. Over the last 10 years numerous interstate acquisitions involving Georgia-based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank’s primary service areas, management does not feel that such changes have had or will have a significant impact upon our operations.
     The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in its primary service areas. The Bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans.
     The Bank must compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.
     Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies and other financial institutions and intermediaries have established loan production offices, small loan companies and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have substantially greater financial resources than we do.
     We expect that competition will remain intense in the future due to State and Federal laws and regulations, and the entry of additional bank and non-bank competitors in our markets.
Employees
     We had 185 full-time equivalent employees as of December 31, 2006.

Risk Factors
     The following paragraphs describe material risks that we face.
     The markets for our services are highly competitive and we face substantial competition.
     The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in our market areas, many of which have greater resources than we have. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.
     In attracting deposits, we compete with insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business solely online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many non-bank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates than we offer, which could result in either attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could increase our cost of funds and could affect adversely our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.
     If economic conditions in our market areas deteriorate, our business may be negatively affected.
     Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Banks, Carroll, Habersham, Haralson, Muscogee and Whitfield Counties, Georgia. If economic conditions in these markets are unfavorable or deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This could lead to higher rates of loss and loan payment delinquencies. These factors could have a negative effect on our business, financial condition and results of operations.
     Losing key personnel will negatively affect us.
     Competition for personnel is stronger in the banking industry than many other industries, and we may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our Chief Executive Officer, Jackie L. Reed, and a number of other members of our senior management team. While each member of our senior management team has an employment contract, nothing in these contracts prevents these individuals from leaving the Company or the Bank at any time they choose. Losing Mr. Reed’s services or those of other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel.
     There are limitations on your ability to transfer our common stock.
     To date our common stock has not been registered under the Securities Act of 1933 or similar state securities laws and cannot be resold unless it is registered or exempt from registration under such laws. Furthermore, there is no public trading market for the shares of our common stock, and we do not anticipate that a market for our common stock will develop in the near future. As a result, shareholders who may wish or need to dispose of all or a part of their investment in our common stock may not be able to do so except by private direct negotiations with third parties, assuming that third parties are willing to purchase our common stock.
     We do not intend to pay dividends on our common stock.
     We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends and cannot assure that we will be able to pay dividends in the future. In addition, our ability to pay dividends is subject to regulatory limitations.

     We have a limited operating history.
     We opened for business less than four years ago. Although we have grown very rapidly, we have a relatively short operating history and we may not continue to perform as well in the future as we have in the past.
     We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers.
     We may not be able to successfully expand into new markets.
     We have opened or are in the process of opening several new branches. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition.
Supervision and Regulation
     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussions describe the material elements of the regulatory framework that applies to us.
     FGBC Bancshares
     Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.
     Acquisition of Banks
     The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Under the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank’s incorporation.
     Change in Bank Control
     Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
     Our common stock will become registered under Section 12 of the Exchange Act through this filing. The regulations also provide a procedure for challenging the rebuttable presumption of control.
     Permitted Activities
     A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking includes:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.
     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:
•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.
     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve within 30 days’ written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.
     Support of Subsidiary Institutions
     Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     First Georgia Banking Company
     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to the Bank.
     Since the bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.
     Branching
     Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.
     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2006, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon he capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments
     The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and therefore pays deposit insurance assessments to the Deposit Insurance Fund.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.
     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.
     Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC
     Community Reinvestment Act
     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.
     Other Regulations
     Interest and other charges collected or contracted for by the Bank are subject to state usury laws, and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.
     The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”) issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the bank is exempt from the requirements of GAFLA.
     The deposit operations of the Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Capital Adequacy
     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the holding company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our consolidated ratio of total capital to risk-weighted assets was 16.08% and the ratio of Tier 1 Capital to risk-weighted assets was 14.86%.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 11.63%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
     Payment of Dividends
     No dividends are planned in the foreseeable future. We anticipate that our earnings, if any, will be held for purposes of enhancing our capital. No assurances can be given that any dividends will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods. Because the Bank has not earned a cumulative profit through December 31, 2006 it cannot pay cash dividends to us without prior regulatory approval. Since our primary source of cash to pay dividends would come from dividends we receive from the Bank, we do not expect to be able to pay dividends in the foreseeable future.
     We are a legal entity separate and distinct from the Bank, which is our subsidiary. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that the Bank pays to us. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     The GDBF also regulates the Bank’s dividend payments. Under the provisions of the Financial Institutions Code of Georgia, we may declare and pay cash dividends only out of our retained earnings, and dividends may not be declared or paid at any time at which our paid-in capital and retained earnings do not, in combination, equal at least 20% of our capital stock account. In addition, under the current rules and regulations of the GDBF, cash dividends may only be declared or paid on our outstanding capital stock, without any requirement to notify the GDBF or request the approval of the GDBF, under the following conditions:
•	total classified assets at our most recent examination do not exceed 80% of Tier 1 Capital plus the allowance for loan losses as reflected at such examination;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of our net profits, after taxes but before dividends, for the previous calendar year; and

•	the ratio of Tier 1 Capital to adjusted total assets is not less than 6%.
     Any dividend to be declared by us at the time when each of the conditions provided above does not exist must be approved, in writing, by the GDBF prior to the payment of the dividend pursuant to the provisions of Section 7-1-460(a)(3) of the Financial Institutions Code of Georgia. (Section 7-1-460(a)(3) of the Financial Institutions Code of Georgia provides that “[d]ividends may not be paid without the prior approval of the [D]epartment in excess of specified amounts as may be fixed by regulations of the [D]epartment to assure that banks and trust companies maintain an adequate capital structure.”)
     The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank’s total capital in relation to its assets, deposits and other such items. Finally, pursuant to restrictions contained in the GDBF’s letter approving our application for articles of incorporation, we are required to maintain a Tier 1 Capital Ratio, as defined by the Department’s Statement of Policies, of not less than 8% during the first three years of operations, we are prohibited from paying a dividend without the prior approval of the GDBF, and during the first three years of operations, cash dividends may be paid only from net operating income and shall not be paid until an appropriate allowance for loan and lease losses has been established and overall capital is considered adequate in accordance with the GDBF’s Statement of Policies.
     Restrictions on Transactions with Affiliates
     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
     Privacy
     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.
     Consumer Credit Reporting
     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.
     The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud.

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of ours is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
     Anti-Terrorism and Money Laundering Legislation
     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.
     Proposed Legislation and Regulatory Action
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
ITEM 1A. Risk Factors.
     Our business faces risks. The material risk factors that we face are described under the heading “Risk Factors” within Item 1 of this report and incorporated into this Item 1A. by reference.
ITEM 1B. Unresolved Staff Comments.
     None.
ITEM 2. Properties.
     We own all of our branches except for our Commerce (Banks County) location, in which we have a five-year lease. Our owned properties are listed below:
•	102 Stockbridge Boulevard, Bremen, GA 30110 (Haralson County)

•	100 Tom Reeve Drive, Carrollton, Georgia 30117 (Carroll County) – also Operations Center

•	101 Main Street, Franklin, Georgia 30217 (Heard County)

•	7320 Veterans Parkway, Columbus, Georgia 31909 (Muscogee County)

•	1378 Dug Gap Road, Dalton, Georgia 30720 (Whitfield County)

•	1989 Historic Homer Highway, Commerce, Georgia 30529 (Banks County)

•	1465 Old Swimming Pool Road, Jefferson, Georgia 30549 (Jackson County)

     We are currently constructing branches for our Cornelia (Habersham County) and Villa Rica (Carroll County) locations and will operate out of leased strip-shopping center space until construction is complete. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings.
     We are not a party to any pending legal proceedings other than routine proceedings that are incidental to our business.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
ITEM 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities.
     No public market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. As of March 1, 2007, there were approximately 1,028 holders of record of our common stock who collectively held 9,058,998 shares of our common stock. 978,240 shares of common stock are presently subject to outstanding options to purchase such shares. Management does not have any reliable information regarding the volume, type and price of any trading activity in our common stock. It believes, however, that there has been only limited arms-length trading in the stock.
     We have not paid dividends since inception and do not expect to pay dividends in the foreseeable future. The principal source of our cash flow, including cash flow to pay dividends to our shareholders, comes from dividends that our bank subsidiary pays to us as its sole shareholder. Because the Bank has not earned a cumulative profit through December 31, 2006 it cannot pay cash dividends to us without prior regulatory approval. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our shareholders. For a complete discussion on the restrictions on dividends, see “Part I, Item 1, Supervision and Regulation — Payment of Dividends.”
ITEM 6. Selected Financial Data.
     The following table presents selected financial data for years ended December 31, 2006, 2005 and 2004 and for the period from April 14, 2003 (our inception) to December 31, 2003.

	Year/period ended December 31,
	2006	2005	2004	2003
	(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$33,106,902	$14,437,231	$6,754,161	$295,216
Interest expense	15,836,438	6,292,607	2,708,754	73,233
Provision for loan loss	2,740,843	1,814,746	1,277,459	459,529
Net interest income (after provision)	14,529,621	6,329,878	2,767,948	(237,546)
Non-interest income	2,557,536	1,693,746	991,779	21,319
Non-interest expense	16,821,026	8,888,651	4,235,634	1,381,467
Net income (loss)	266,131	(865,027)	(475,907)	(1,597,694)

SELECTED AVERAGE BALANCES
Assets	$449,611,000	$238,615,000	$136,932,000	$7,722,000
Earning assets	425,222,000	225,955,000	130,471,000	5,507,000
Loans	348,869,000	178,332,000	90,832,000	2,538,000
Total deposits	374,283,000	208,480,000	122,175,000	3,520,000
Shareholders’ equity	60,075,000	28,239,000	14,548,000	3,854,000

	Year/period ended December 31,
	2006	2005	2004	2003
	(Dollars and shares in Thousands except per share data)
Common shares outstanding – diluted	9,212,124	5,321,918	3,763,863	3,763,021

YEAR-END BALANCES
Assets	$579,410,303	$326,690,446	$182,356,714	$63,099,185
Earning assets	544,695,656	310,873,458	171,596,112	60,151,305
Loans (net of allowance)	403,397,896	260,870,361	133,081,729	35,021,955
Total deposits	496,692,502	258,791,577	166,657,747	47,615,294
Other liabilities	19,158,514	10,957,201	721,833	82,224
Shareholders’ equity	63,559,287	56,941,668	14,977,134	15,401,667
Common shares outstanding	9,046,748	8,422,388	3,824,401	3,763,021

PER COMMON SHARE
Earnings (loss) per share – basic	$.03	$(0.16)	$(0.13)	$(0.42)
Earnings (loss) per share – diluted	.03	(0.16)	(0.13)	(0.42)
Book value	7.03	6.76	3.92	4.09
Cash dividend paid	—	—	—	—

FINANCIAL RATIOS
Return on average assets	.06%	(0.36%)	(0.35%)	(20.69%)
Return on average equity	.44%	(3.06%)	(3.27%)	(41.46%)
Average equity to average assets	13.36%	11.83%	10.62%	49.91%
Dividend payout ratio	n/a	n/a	n/a	n/a

NON-FINANCIAL
Employees	185	130	49	39
Banking offices	10	3	3	3
ATMs	10	3	3	3
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 which are made a part of this annual report.
     Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
     We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
     Another of our critical accounting policies involves stock-based compensation. The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method was used to determine the expected life of the options. This method, as prescribed by SAB Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility was based upon the volatility of similar entities.

Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.
Overview
     We were incorporated as a Georgia corporation to serve as the holding company for First Georgia Banking Company. The bank is a state-chartered bank that commenced operations on November 3, 2003. Through our subsidiary, we have conducted a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to-medium-sized businesses in our market area. We have grown rapidly, increasing from $326.7 million in total assets at December 31, 2005 to $579.4 million in total assets at December 31, 2006.
     The following tables set forth selected measures of our financial performance and condition for the periods and dates indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Total Revenues (1)	$35,664,438	$16,130,977	$7,745,940
Net Income (Loss)	$266,131	($865,027)	($475,907)

	At December 31,	At December 31,	At December 31,
	2006	2005	2004
Total Assets	$579,410,303	$326,690,446	$182,356,714
Total Loans (2)	$403,397,896	$260,870,361	$133,081,729
Total Deposits	$496,692,502	$258,791,577	$166,657,747

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of loan loss reserve and unearned income.
     From the time of our inception in 2003 until May 30, 2004 we incurred cumulative losses of approximately $2,354,000. Beginning in June 2004 we began to earn a profit on a month-to-month basis. Over the next 13 months we earned approximately $1,370,000, which reduced our accumulated deficit to $984,000 on June 30, 2005. At that time we embarked upon a plan to expand our branch network. Personnel and non-recurring start up costs associated with the opening of these new offices resulted in an accumulative deficit of approximately $3 million by December 31, 2005. We continued to incur losses during the first quarter of 2006 as these new offices began operations. As these new offices increased their loan portfolio and deposit bases, however, we reported a profit for the second, third and fourth quarters of 2006 and expect to continue to report profits each subsequent quarter. Our objective is to achieve cumulative profitability by the fourth quarter of 2007.
     The following is a more detailed discussion of our financial condition at December 31, 2006, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this report.
Forward-Looking Statements
     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.
Results of operations for the years ended December 31, 2006, 2005 and 2004
     Net loss
     2006 Compared to 2005. For the year ended December 31, 2006, we recorded net income of $266,131. This compares to a net loss of $865,027 for the year ended December 31, 2005. The increase in net income in 2006 as compared with 2005 was primarily because of an increase in interest income due to the growth of our loan portfolio.
     2005 Compared to 2004. For the year ended December 31, 2005, we recorded a net loss of $865,027. This compares to a net loss of $475,907 for the year ended December 31, 2004. The increase in net loss in 2005 as compared with 2004 was primarily because of increases in other expenses of approximately $4.7 million. These expenses were primarily associated with the Bank’s expansion into various new markets.
     Net interest income
     Table 1: Average balances, interest income, and interest expense
     The following table contains condensed average balance sheets for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

	Analysis of net interest income
	for the years ended December 31, 2006, 2005 and 2004
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Taxable investment securities	$51,173	$2,035	3.97%	$40,394	$1,247	3.09%	$32,693	$871	2.66%
Non-Taxable investment securities (1)	10	—	2.65%	—	—	—	—	—	—
Interest bearing deposits	901	46	5.11%	—	—	—	—	—	—
FHLB stock	1,213	75	6.20%	227	6	2.64%	—	—	—
Federal funds sold	23,056	1,188	5.15%	7,002	216	3.08%	6,946	80	1.15%
Loans (2) (3)	348,869	29,763	8.53%	178,332	12,968	7.27%	90,832	5,802	6.38%
Allowance for loan losses	(4,196)			(2,102)			(1,099)
Cash and due from banks	6,426			4,121			2,653
Other assets	22,159			10,641			4,907

Total Assets	449,611			238,615			136,932

Total interest-earning assets	425,222	33,107	7.79%	$225,955	14,437	6.39%	130,471	6,753	5.18%

	Analysis of net interest income
	for the years ended December 31, 2006, 2005 and 2004
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Liabilities:
Noninterest-bearing demand	22,953			11,044			7,228
Interest bearing demand and savings	113,039	3,434	3.04%	76,649	1,787	2.33%	55,239	975	1.77%
Time	238,291	11,682	4.90%	120,787	4,474	3.70%	59,708	1,733	2.90%

Total deposits	374,283			208,480			122,175
Other borrowings	13,699	718	5.24%	733	32	4.37%
Securities sold under repurchase agreement	39	2	5.22%
Other liabilities	1,515			1,163			209

Shareholders’ equity	60,075			28,239			14,548

Total liabilities and shareholders’ Equity	449,611			238,615			136,932

Total interest-bearing liabilities	366,055	15,836	4.34%	198,169	6,293	3.18%	114,947	2,708	2.36%

Net interest income		17,271			8,144			4,045

Net interest margin (4)			4.07%			3.60%			3.10%
Net interest spread (5)			3.45%			3.21%			2.82%

(1)	We did not have any tax exempt income during the periods ending December 31, 2005 and 2004 respectively.

(2)	Interest income from loans includes total fee income of approximately $1,330,000, $460,000, $357,000 and $86,000 for the years ended December 31, 2006, 2005 and 2003, respectively.

(3)	Average nonaccrual loans of $579,325, $150,163, $24,886 are included for the years ended December 31, 2006, 2005 and 2003, respectively.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

(5)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
     Table 2: Rate and volume analysis
     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by previous year volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Analysis of changes in net interest income
for the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Rate	Volume	Change	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	2,246	14,549	16,795	900	6,266	7,166
Interest on taxable securities	388	400	788	138	238	376
Interest on non-taxable securities	—	—	—	—	—	—
Interest on FHLB stock	8	61	69		6	6
Interest on Federal funds sold	145	827	972	134	2	136
Interest on deposits in banks	—	46	46	—	—	—

Total interest income	2,787	15,883	18,670	1,172	6,512	7,684

Expense from interest-bearing liabilities
Interest on interest-bearing demand deposits	542	1,105	1,647	191	621	812
Interest on time deposits	1,447	5,761	7,208	479	2,262	2,741
Interest on borrowings	6	680	686	—	32	32
Interest on securities sold under repurchase agreement	—	2	2	—	—	—

Total interest expense	1,995	7,548	9,543	670	2,915	3,585

Net interest income	792	8,335	9,127	502	3,597	4,099

     2006 Compared to 2005. Net interest income increased by $9,127,000 for the year ended December 31, 2006, or 112%. The increase in net interest income is due to an increase of $199.2 million in average interest-earning assets, or an increase of 88.2%. During the same period, the increase in average interest-bearing liabilities was $166.9 million, an increase of 84.2%. The net interest margin increased during the year from 3.60% to 4.07%. Interest-earning assets typically reprice faster than interest-bearing liabilities, therefore, in the current situation, the net interest margin reflects past interest rate environments as well as the current rate environment. As the assets reprice, the net interest margin should gradually increase in a stable interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on interest-earning assets increased by 140 basis points to 7.79% in 2006, and the rate paid on interest-bearing liabilities increased 116 basis points to 4.34%, resulting in an increase in the interest rate spread of 24 basis points to 3.45%.
     The most significant increase in average interest-earning assets consisted of an increase of $170.5 million in total loans for the year ended December 31, 2006 compared to December 31, 2005. The average rates earned on interest-earning assets increased in 2006, as discussed previously. The most significant change was a 126 basis point increase in the yield on loans in 2006 compared to 2005.
     Average interest-bearing demand and savings deposits grew $36.4 million and average time deposits grew by $117.5 million for the year ended December 31, 2006 compared to 2005. The average rate paid on these deposits in 2006 was 3.04% and 4.90%, up from 2.33% and 3.70%, respectively, in 2005. The increase in the average rates paid for interest-bearing deposits is due to the increase in overall interest rates during 2006.
     2005 Compared to 2004. Net interest income increased by $4,099,000 for the year ended December 31, 2005, or 101.3%. The increase in net interest income is due to an increase of $95.5 million in average interest-earning assets, or an increase of 73.2%. During the same period, the increase in average interest-bearing liabilities was $83.2 million, an increase of 72.4%. The net interest margin increased during the year from 3.35% to 3.82%. Interest-earning assets typically reprice faster than interest-bearing liabilities, therefore, in the current situation, the net interest margin reflects past interest rate environments as well as the current rate environment. As the assets reprice, the net interest margin should gradually increase in a stable interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on interest-earning assets increased by 121 basis points to 6.39% in 2005, and the rate paid on interest-bearing liabilities increased 82 basis points to 3.18%, resulting in an increase in the interest rate spread of 39 basis points to 3.21%.
     The most significant increase in average interest-earning assets consisted of an increase of $87.5 million in total loans for the year ended December 31, 2005 compared to December 31, 2004. The average rates earned on interest-earning assets increased in 2005, as discussed previously. The most significant change was an 89 basis point increase in the yield on loans in 2005 compared to 2004.
     Average interest-bearing demand and savings deposits grew $21.4 million and average time deposits grew by $61.1 million for the year ended December 31, 2005 compared to 2004. The average rate paid on these deposits in 2005 was 2.33% and 3.70%, up from 1.77% and 2.90%, respectively, in 2004. The increase in the average rates paid for interest-bearing deposits is due to the increase in overall interest rates during 2005.
     Other income
     2006 Compared to 2005. Other income increased by $863,790 in 2006, or 51%, compared to 2005. This increase was due to an increase in service charges on deposit accounts of $308,730, an increase in mortgage origination fees of $549,639, and an increase in other operating income of $5,421. Virtually all of the increase in service charges is attributable to an increased volume of transactions, as our deposit base increased from approximately $259 million to $497 million during 2006. All of the increase in mortgage origination fees is attributable to an increase in volume of transactions. These fees resulted from mortgage loans sold into the secondary market. Therefore, they do not correspond with an asset carried on our books.
     2005 Compared to 2004. Other income increased by $701,967 in 2005, or 70.8%, compared to 2004. This increase was due to an increase in service charges on deposit accounts of $504,480, an increase in mortgage origination fees of $196,899, and an increase in other operating income of $588. Virtually all of the increase in service charges is attributable to an increased volume of transactions, as our deposit base increased from approximately $167 million to $259 million during 2005. A small portion of the increase, however, resulted from a modest increase in the bank’s NSF fee instituted in April of 2005. All of the increase in mortgage origination fees is attributable to an increase in volume of transactions. These fees resulted from mortgage loans sold into the secondary market. Therefore, they do not correspond with an asset carried on our books.
     Other expenses
     2006 Compared to 2005. Other expenses increased during 2006 by $7,932,375, or 89.24%, compared to the same period in 2005. Salaries and employee benefits increased by $5,351,331 for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, and employee incentives. As of December 31, 2006 the number of full-time equivalent employees increased by 55 to 185. Equipment and occupancy expenses combined increased by $777,503. The increase in equipment and occupancy expenses is related to the Bank’s expansion efforts. Other operating expenses increased by $1,803,541 during 2006. The largest increases have been in the categories of data processing expenses ($315,483), advertising ($215,147), and supplies and printing ($89,784). These expenses, as well as other miscellaneous operating expenses, have increased as a result of growth and market expansion.
     2005 Compared to 2004. Other expenses increased during 2005 by $4,653,017 compared to the same period in 2004. Salaries and employee benefits increased by $2,747,223 for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, and employee incentives. The number of full-time equivalent employees increased by 81 to 130 as of December 31, 2005. Equipment and occupancy expenses combined increased by $895,453. The increase in equipment and occupancy expenses is related to the Bank’s expansion efforts. Other operating expenses increased by $1,010,341 during 2005. The largest increases have been in the categories of data processing expenses ($202,528), contributions ($171,394), telephone lines ($56,538), business development ($55,677), and supplies and printing ($50,774). These expenses, as well as other miscellaneous operating expenses, have increased as a result of growth and market expansion.

     Balance Sheet Review
     2006 Compared to 2005. Total assets increased in 2006 by $252.7 million, or 77.36%. The most significant increase in assets came in the growth of the loan portfolio, which grew $144.6 million, or 54.8%. Total interest-earning assets increased by $233.8 million, or 75.2% in 2006 as compared to 2005. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by $237.9 million, or 91.9%, which funded part of our asset growth. Non-interest-bearing demand deposits increased by $11.2 million, or 86.7%, interest-bearing demand and savings increased by $46.8 million, or 50.8%, and time deposits increased by $179.9 million, or 117%. An additional advance of $5 million was obtained from the Federal Home Loan Bank of Atlanta and securities sold under repurchase agreements increased by $1.03 million.
     Included in our deposits on December 31, 2006 was $44.5 million in brokered time deposits, which comprised approximately 13.3% of our total time deposits and 9% of our overall deposits. Traditionally, brokered time deposits have been considered more risky than core deposits because they are a less stable source of funding on a long-term basis. Our market, however, has become increasingly more competitive with respect to deposit funding. Therefore, we no longer believe that the risk associated with brokered deposits is significantly larger than the risks associated with time deposits generally. We believe that our use of brokered deposits is on a level that is consistent with similarly situated financial institutions in our market. We expect that our percentage of brokered time deposits to total time deposits and overall deposits will remain close to where they are presently. Our ability to use brokered deposits, however, would be restricted if we lose our well capitalized status. Generally, with certain exceptions, banks that are not well capitalized may not accept brokered deposits.
     Stockholders’ equity increased by $6.6 million. This increase reflected a net issuance of common stock of $5,808,536, net income of $266,131, and stock compensation expense of $66,735. Accumulated other comprehensive loss represents the net unrealized loss on securities available-for-sale, which decreased during 2006 by $476,217 to ($426,676).
     2005 Compared to 2004. Total assets increased in 2005 by $144.3 million, or 79.1%. The most significant increase in assets came in the growth of the loan portfolio, which grew $129.3 million, or 95.9%. Total interest-earning assets increased by $139.2 million, or 81.2% in 2005 as compared to 2004. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by $92.1 million, or 55.3%, which funded part of our asset growth. Non-interest-bearing demand deposits increased by $4.6 million, or 54.8%, interest-bearing demand and savings increased by $28.7million, or 45.2%, and time deposits increased by $58.8 million, or 62.1%. An additional advance of $10 million was obtained from the Federal Home Loan Bank of Atlanta.
     Included in our deposits on December 31, 2005 was $21.2 million in brokered time deposits, which comprised approximately 28% of our total time deposits and 8% of our overall deposits.
     Stockholders’ equity increased by $42.0 million during 2005. This increase reflected a net issuance of common stock of $43,243,776, a net loss of $865,027, and stock compensation expense of $106,138. Accumulated other comprehensive loss represents the net unrealized loss on securities available-for-sale, which increased during 2005 by $520,353 to $902,893.
     Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The securities portfolio includes government agency mortgage pool securities with stated maturities up to fifteen years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than two and a half years.

     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31
	2006	2005	2004
	(Dollars in Thousands)
U.S. governmental-sponsored agencies	$49,535	$29,314	$27,732
Mortgage-backed securities	19,669	10,501	9,077
State, county and municipals	910	—	—

	$70,114	$39,815	$36,809

     The carrying amounts of securities in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications. The yields for each range of securities are weighted-average yields.

	U.S. governmental-		Mortgage-backed		State, county and
	sponsored agencies		securities		municipals
	Carrying		Carrying		Carrying
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
In one year or less	$15,187	4.57%	$—	—	$—	—
After one year through five years	30,842	4.91%	5,847	3.41%	—	—
After five years through ten years	3,506	4.45%	5,425	4.78%	591	5.20%
After ten years	—	—	8,397	5.16%	319	5.28%

Total	$49,535	4.77%	$19,669	4.53%	$910	5.22%

     Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial and industrial	$42,405	$35,761	$28,971	$12,042
Real estate – construction	114,528	60,967	25,760	3,837
Real estate – mortgage	225,119	142,520	61,037	12,724
Installment loans to individuals	26,859	24,997	19,083	6,868

	408,911	264,245	134,851	35,471
Deferred loan fees	(269)	(181)	(64)	11
Less allowance for loan losses	(5,244)	(3,194)	(1,705)	(460)

Loans, net	$403,398	$260,870	$133,082	$35,022

     Maturities and sensitivities to changes in interest rates
     The following table presents the expected maturities for commercial and industrial loans and real estate construction loans at December 31, 2006. The table also presents the rate structure for these loans that mature after one year.

					Rate Structure for
					Loans with
					Maturities Over
	Maturity in Months (1)				One Year
	(Dollars in Thousands)				(Dollars in Thousands)
	Less than				Variable	Fixed
	12 (2)	13-60	Over 60	Total	Rates	Rates
Commercial and industrial	$19,518	$21,305	$1,582	$42,405	$8,296	$14,591
Real estate – construction	94,379	18,990	1,159	114,528	8,180	11,969

Total	$113,897	$40,295	$2,741	$156,933	$16,476	$26,560

(1)	The amounts are classified based on the contractual maturity date of the loan. Our installment loans generally require the borrower to make amortizing principal payments over the terms of the loan. These amortization payments are reported according to the maturity date of the underlying loan even though the loan requires that they be paid earlier.

(2)	We do not have any demand loans or loans without a stated maturity. We do offer overdraft protection for commercial customers. All overdrafts are included in the “less than 12” category.
     Risk Elements
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	353	252	100	0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0	0	0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	0	0	0	0
Loans now current about which there are serious doubts as to the ability of the borrower to comply With present loan repayment terms	0	0	0	0

     The reduction in interest income associated with nonaccrual loans as of December 31, 2006 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$69,354

Interest income that was recorded on nonaccrual loans	56,102

Reduction in interest income	$13,252

     We place loans on a non-accrual basis when we determine that the full collection of principal and interest comes into doubt. In making that determination we consider all of the relevant facts and circumstances rather than follow a strict test based on an objective factor such as the number of days by which payment is late. In particular, this review takes into consideration the judgments of the responsible lending officers, our loan committee, and the regulatory agencies that review the loans as part of their regular examination process.
     Of the $353,000 in non-accrual loans at December 31, 2006, approximately $269,000 consisted of real estate mortgage loans and approximately $84,000 consisted of installment loans to individuals. The collateral for the real estate mortgage loans consist of residential housing and the collateral for the installment loans to individuals consists of automobiles. We believe that the real estate mortgage loans are fully collateralized. The installment loans are partially collateralized.
     Of the $252,000 in non-accrual loans at December 31, 2005, approximately $219,000 consisted of real estate mortgage loans and approximately $33,000 consisted of installment loans to individuals. The collateral for the real estate mortgage loans consisted of residential housing and the collateral for the installment loans to individuals consisted of automobiles.
     Of the $100,000 in non-accrual loans at December 31, 2004, approximately $94,000 consisted of real estate mortgage loans and approximately $6,000 consisted of commercial loans. The collateral for the real estate mortgage loans consisted of residential housing and the collateral for the commercial loans consisted of equipment.
     We review our non-accrual loans individually. If we determine that a larger allowance to loan losses is necessary then we will make an increase to the allowance through a provision.
     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which we believe would prevent the recognition of substantial losses. Any loans classified by regulatory authorities as loss have been charged off.
     Summary of Loan Loss Experience
     For the year ended December 31, 2006, the provision for loan losses increased by $926,097 compared to the prior year. The increase in 2006 was based on management’s evaluation of the overall allowance for loan losses and primarily due to loan portfolio growth. The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis. At December 31, 2006, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio. The allowance for loan loss as a percentage of total loans was 1.28% at December 31, 2006 compared to 1.21% at December 31, 2005 and 1.27% at December 31, 2004.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
     All of our loans are assigned individual loan grades when underwritten. Following guidelines promulgated by the FDIC and the State of Georgia Department of Banking and Finance, we have established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
     The following table summarizes the allowance for loan losses for each year.

	December 31,
	2006	2005	2004	2003
	(Dollars in Thousands)
Average balance of loans outstanding	$348,869	$178,332	$90,832	$2,538

Balance of allowance for loan losses at beginning of year	$3,194	$1,705	$460	$0
Charge-offs:
Commercial and Industrial	(207)	(69)	0	0
Real estate – construction	0	0	0	0
Real estate — mortgage	(182)	(74)	0	0
Installment loans to individuals	(361)	(210)	(38)	0

Total	(750)	(353)	(38)	0

Recoveries:
Commercial and Industrial	2	0	0	0
Real estate – construction	0	0	0	0
Real estate — mortgage	0	0	0	0
Installment loans to individuals	57	27	6	0

Total	59	27	6	0

Net charge-offs	(691)	(326)	(32)	0

Additions to allowance charged to operations	2,741	1,815	1,277	460

Balance of allowance at end of year	$5,244	$3,194	$1,705	$460

Ratio of net loan charge-offs during the year to average loans outstanding during the year	.20%	0.18%	0.04%	0.0%

     The following table summarizes the allocation of the allowance for loan losses to types of loans as of the indicated dates.

	December 31,
	2006		2005		2004		2003
		Percent		Percent		Percent		Percent
		Of Loans		Of Loans		Of Loans		Of Loans
		In Each		In Each		In Each		In Each
		Category		Category		Category		Category
		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial and industrial	$1,263	10.37%	$839	13.53%	$374	21.48%	$99	22.24%

Real estate – construction	838	28.01%	368	23.08%	82	19.11%	39	9.95%

Real estate – mortgage	2,869	55.05%	1,755	53.93%	972	45.26%	229	48.54%

Installment loans to individuals	274	6.57%	232	9.46%	277	14.15%	93	19.27%

	$5,244	100.00%	$3,194	100.00%	$1,705	100.00%	$460	100.00%

     The allowance for loan loss allocation is based on a subjective judgment and estimates and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, there will be allowance amounts that are allocated based on evaluation of individual loans considered to be impaired by management. With our relatively short history and by adding new markets each year we have not been able to use past experience as reliable measure of future results within our loan loss reserve. Specifically we note that 44% of our 2006 net charge-offs were related to installment loans to individuals while we have allocated 5.22% of our loan allowance in this category. The overall charge-off percentage for this category declined from 56% in 2005 to 44% in 2006. We expect this percentage to continue to decline in the next year.
     In 2006 we transferred loans in the amount of $822,012 into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the year ended December 31, 2006) and had one foreclosed asset remaining from 2005 valued at $6,000. We subsequently sold $365,290 of these assets and continue to hold foreclosed assets valued at $462,722. We do not anticipate any loss on these foreclosed assets that we continue to hold.
     Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest bearing demand deposits	$22,953		$11,044		$7,228
Interest-bearing demand and savings deposits	113,039	3.04%	76,649	2.33%	55,239	1.77%
Time deposits	238,291	4.90%	120,787	3.70%	59,708	2.90%

	$374,283		$208,480		$122,175

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months and (4) over 12 months.

(Dollars in Thousands)
Three months or less	$37,077
Over three months through six months	92,779
Over six through 12 months	28,912
Over 12 months	6,381

$165,149

     Return on Equity and Assets
     The following table summarizes the December 31, 2006, 2005 and 2004 return on average assets and return on average equity.

	For the Years Ending
	December 31,
	2006	2005	2004
Return on Average Assets	.06%	(0.36%)	(0.35%)
Return on Average Equity	.44%	(3.06%)	(3.27%)
Average Equity as a Percentage of Average Assets	13.36%	11.83%	10.62%
     Liquidity
     Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans. Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks. Our liquidity needs can also be met through loan participations sold to other financial institutions. At December 31, 2006 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.
     Regulatory capital requirements
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios and required minimums at December 31, 2006 are shown below. We were “well capitalized” as of December 31, 2006.

		Minimum
		Regulatory
	Minimum	Requirement for
	Regulatory	Well Capitalized
	Requirement	Status	Actual
Tier 1 capital to risk adjusted assets	4.00%	6.00%	14.86%
Total capital to risk adjusted assets	8.00%	10.00%	16.08%
Tier 1 leverage ratio (to average quarterly assets)	4.00%	5.00%	11.63%
     Our total capital also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.
     Off Balance Sheet Arrangements
     In the ordinary course of business, we grant commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the loan committee. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     The following is a summary of the commitments outstanding at December 31, 2006, 2005 and 2004.

		December 31,
	2006	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$67,460	$63,516	$10,034
Letters of credit	702	207	133

	$68,162	$63,723	$10,167

     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans and other unused commitments. This increase is due to the growth and development in our market area. A significant portion of the increase in outstanding commitments is in 1-4 family residential construction and development.
     Asset/liability management
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
     The table below summarizes our interest-sensitive assets and liabilities as of December 31, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of December 31, 2006
(Dollars in Thousands)

	0 – 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	11,228	—	—	11,228
Securities	747	14,440	54,927	70,114
FHLB stock	1,343	—	—	1,343
Federal funds sold	53,368	—	—	53,368
Loans	225,605	80,996	102,041	408,642

Total interest-earning assets	292,291	95,436	156,968	544,695

Interest-bearing liabilities:

Interest-bearing demand deposits	75,865	—	—	75,865
Savings and money markets	63,909	—	—	63,909
Time deposits	78,668	201,446	52,704	332,818
Securities sold under repurchase agreement	1,027	—	—	1,027
Federal Home Loan Bank borrowings	—	10,000	5,000	15,000

Total interest-bearing liabilities	219,469	211,446	57,704	488,619

Interest rate sensitivity gap	72,822	(116,010)	99,264	56,786

Cumulative interest rate sensitivity gap	72,822	(43,188)	56,076

Interest rate sensitivity gap ratio	1.33	.45	2.72

Cumulative interest rate sensitivity gap ratio	1.33	.90	1.11

     At December 31, 2006 our cumulative one-year interest rate sensitivity gap ratio was 111%. Our targeted ratio is 80% to 120%. This indicates that the interest-earning assets will reprice during this period at a rate faster than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
     Effects of Inflation
     Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.
     Contractual Obligations
     The follow table sets forth certain contractual obligations as of December 31, 2006.

	Payment Due by Period
					More
		Less than 1			than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	235,350	85,225	128,250	21,875	—
Purchase Obligations	4,128,132	4,128,132	—	—	—
Other Long-term liabilities*	16,027,230	11,027,230	5,000,000	—	—

Total	$20,390,712	$15,240,587	$5,128,250	$21,875	$—

*	Consists of Federal Home Loan Bank borrowings and securities sold under repurchase agreement.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See the discussion under “Asset/Liability Management” above.
ITEM 8. Financial Statements and Supplementary Data.
     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2006 and 2005.

Quarterly Financial Summary for 2006 and 2005

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2006

Interest income	$6,201	$7,563	$8,991	$10,352
Interest expense	(2,640)	(3,417)	(4,382)	(5,397)

Net interest income	3,561	4,146	4,609	4,955

Provision for loan losses	(605)	(631)	(725)	(780)

Net interest income after provision for loans losses	2,956	3,515	3,884	4,175

Other income	487	629	680	761
Other expenses	(3,622)	(4,085)	(4,439)	(4,675)

Income (loss) before income taxes	(179)	59	125	261

Income tax	—	—	—	—

Net income (loss)	$(179)	$59	$125	$261

Basic earnings (losses) per share	$(0.02)	$0.01	$0.01	$0.03

Diluted earnings (losses) per share	$(0.02)	$0.01	$0.01	$0.03

Year ended December 31, 2005

Interest income	$2,721	$3,224	$3,718	$4,774
Interest expense	(1,169)	(1,390)	(1,673)	(2,060)

Net interest income	1,552	1,834	2,045	2,714

Provision for loan losses	(89)	(280)	(580)	(866)

Net interest income after provision for loans losses	1,463	1,554	1,465	1,848

Other income	315	418	446	515
Other expenses	(1,259)	(1,400)	(2,389)	(3,841)

Income (loss) before income taxes	519	572	(478)	(1,478)

Income tax	—	—	—	—

Net income (loss)	$519	$572	$(478)	$(1,478)

Basic earnings (losses) per share	$0.12	$0.12	$(0.08)	$(0.18)

Diluted earnings (losses) per share	$0.11	$0.11	$(0.08)	$(0.18)

     The annual financial statements required by this Item 8 are included in Exhibit 13 to this report and incorporated in this Item 8 by reference.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to give reasonable assurance in alerting us in a timely fashion to material information relating to us that is required to be included in the reports that we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
     None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
     The disclosures required by this Item 10 are incorporated by reference to the sections titled “Directors and Executive Officers”, “Section 16 Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Committees and Meetings of the Board of Directors” in our definitive proxy statement for the 2007 annual meeting of shareholders.
ITEM 11. Executive Compensation.
     The disclosures required by this Item 11 are incorporated by reference to the section titled “Executive Compensation” in our definitive proxy statement for the 2007 annual meeting of shareholders.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The disclosures required by this Item 12 are incorporated by reference to the sections titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2007 annual meeting of shareholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
     The disclosures required by this Item 13 are incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 annual meeting of shareholders.
ITEM 14. Principal Accountant Fees and Services.
     The disclosures required by this Item 14 are incorporated by reference to the section titled “Ratification of Independent Auditors” in our definitive proxy statement for the 2007 annual meeting of shareholders.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(b)	The following exhibits are furnished with this registration statement.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to exhibit 3.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

3.2	Bylaws (incorporated by reference to exhibit 3.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

10.1	2004 Stock Option Plan (incorporated by reference to exhibit 10.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.2	Employment Agreement with Jackie L. Reed (incorporated by reference to exhibit 10.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.3	Employment Agreement with Teresa L. Martin (incorporated by reference to exhibit 10.3 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.4	Employment Agreement with Gregory S. Akins (incorporated by reference to exhibit 10.4 of Registrant’s Form 10/A filed with the SEC on June 29, 2006) *

10.5	Employment Agreement with Page E. Goodson (incorporated by reference to exhibit 10.5 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

13	Consolidated Financial Statements of FGBC Bancshares, Inc.

21	List of Subsidiaries (incorporated by reference to exhibit 21 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certificate of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FGBC BANCSHARES, INC.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jackie L. Reed Jackie L. Reed	Date:	March 30, 2007
Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Teresa L. Martin Teresa L. Martin	Date:	March 30, 2007
Chief Financial Officer and Executive Vice President
[Principal Financial Officer and Principal Accounting Officer]

Roy L. Denny, Director	Date:	March ,2007

/s/ Walter D. Duke Walter D. Duke, Director	Date:	March 30, 2007

/s/ Wyche T. Green, III Wyche T. Green, III, Director	Date:	March 30, 2007

Greg M. Hagan, Director	Date:	March , 2007

/s/ George B. Hamil, Jr. George B. Hamil, Jr., Director	Date:	March 30, 2007

/s/ Terry L. Harper Terry L. Harper, Director	Date:	March 30, 2007

Emmett K. Harrod, Director	Date:	March , 2007

/s/ Howard J. Lindsey Howard J. Lindsey, Director	Date:	March 30, 2007

/s/ Dennis H. McDowell	Date:	March 30, 2007
Dennis H. McDowell, Director

/s/ Edward R. Newbern Edward R. Newbern, Director	Date:	March 30, 2007

Carl R. Sewell, Jr., Director	Date:	March , 2007

/s/ Bart R. Smith Bart R. Smith, Director	Date:	March 30, 2007

Gleamer L. Smith, Jr., Director	Date:	March , 2007

David G. Sorrell, Director	Date:	March , 2007

/s/ Robert L. Stewart, Jr. Robert L. Stewart, Jr., Director	Date:	March 30, 2007