Form 10-Q
period 2007-03-31
FGBC Bancshares, Inc.
filed 2007-05-14
CIK 1360581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-51957
FGBC BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	20-02743161

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
101 Main Street, Franklin, Georgia 30217
(Address of principal executive office)
(678) 839-4510
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
Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of May 1, 2007: 9,070,585; no par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$8,152,355	$7,343,589
Interest-bearing deposits in banks	5,316,882	11,228,052
Federal funds sold	29,835,000	53,368,000
Securities available-for-sale, at fair value	75,732,640	70,114,808
Restricted equity securities, at cost	1,041,800	1,342,700

Loans	452,196,734	408,642,096
Less allowance for loan losses	5,432,081	5,244,200

Loans, net	446,764,653	403,397,896

Premises and equipment	29,704,603	27,071,594
Other assets	6,397,304	5,543,664

Total assets	$602,945,237	$579,410,303

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$32,544,192	$24,101,011
Interest-bearing	503,960,713	472,591,491

Total deposits	536,504,905	496,692,502
Other borrowings	—	15,000,000
Securities sold under repurchase agreement	—	1,027,230
Other liabilities	1,964,152	3,131,284

Total liabilities	538,469,057	515,851,016

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 9,066,289 and 9,046,748 shares issued and outstanding, respectively	66,934,533	66,658,460
Accumulated deficit	(2,084,388)	(2,672,497)
Accumulated other comprehensive loss	(373,965)	(426,676)

Total stockholders’ equity	64,476,180	63,559,287

Total liabilities and stockholders’ equity	$602,945,237	$579,410,303

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$9,461,391	$5,756,018
Taxable securities	837,760	372,084
Nontaxable securities	18,649	—
Federal funds sold	308,658	66,678
Other interest income	125,779	5,924

Total interest income	10,752,237	6,200,704

Interest expense:
Deposits	5,601,730	2,513,414
Other borrowings	54,506	126,292

Total interest expense	5,656,236	2,639,706

Net interest income	5,096,001	3,560,998
Provision for loan losses	291,809	605,268

Net interest income after provision for loan losses	4,804,192	2,955,730

Other income:
Service charges on deposit accounts	412,110	284,109
Mortgage origination fees	330,992	189,264
Other operating income	77,772	14,045

Total other income	820,874	487,418

Other expenses:
Salaries and employee benefits	3,133,700	2,435,793
Equipment and occupancy expenses	678,684	416,656
Other operating expenses	1,224,572	769,807

Total other expenses	5,036,956	3,622,256

Income (loss) before income taxes	588,109	(179,108)

Income tax expense	—	—

Net income (loss)	588,109	(179,108)

Basic earnings (losses) per share	$0.06	$(0.02)

Diluted earnings per (losses) share	$0.06	$(0.02)

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Net income (loss)	$588,109	$(179,108)

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale arising during period	52,711	(45,662)

Comprehensive income (loss)	$640,820	$(224,770)

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$588,109	$(179,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	324,820	181,346
Provision for loan losses	291,809	605,268
Stock compensation expense	5,490	2,031
Loss on sale of foreclosed assets	21,072	—
Decrease in income taxes payable	(674,857)	—
Increase in interest receivable	(348,167)	(497,015)
Increase in interest payable	16,836	102,767
Net other operating activities	(806,499)	(257,058)

Net cash used in operating activities	(581,387)	(41,769)

INVESTING ACTIVITIES
Net decrease in interest bearing deposits in banks	5,911,170	3,016
Purchases of securities available for sale	(22,976,644)	(8,501,514)
Proceeds from maturities of securities available for sale	17,408,469	1,677,679
(Purchases) redemptions of restricted equity securities	300,900	(303,800)
Net (increase) decrease in federal funds sold	23,533,000	(6,121,000)
Net increase in loans	(44,076,130)	(44,517,419)
Purchase of premises and equipment	(2,954,775)	(2,747,946)
Proceeds from sale of foreclosed assets	194,566	—

Additions to other real estate owned	(6,159)	—

Net cash used in investing activities	(22,665,603)	(60,510,984)

FINANCING ACTIVITIES
Net increase in deposits	39,812,403	57,596,815
Net decrease in other borrowings	(15,000,000)	—
Net decrease in federal funds purchased and repurchase agreements	(1,027,230)	—
Tax benefit from stock options exercised	80,104	—
Proceeds from exercise of stock options	190,479	—
Proceeds from sale of common stock	—	4,290,450

Net cash provided by financing activities	24,055,756	61,887,265

Net increase in cash and due from banks	808,766	1,334,512

	2007	2006
Cash and due from banks, beginning of period	7,343,589	3,464,489

Cash and due from banks, end of period	$8,152,355	$4,799,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$5,731,512	$2,554,342
Income taxes	$594,753	$14,103

NONCASH TRANSACTIONS
Loans transferred to foreclosed assets	$424,664	$—
Financed sales of foreclosed assets	$7,100	$—
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
NOTE 2. EARNINGS (LOSSES) PER COMMON SHARE
The Company is required to report earnings (losses) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Earnings (losses) per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings (losses) per share. Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

	Three Months Ended March 31,
	2007	2006
Basic earnings (losses) per share:
Weighted average common shares outstanding	9,056,405	8,551,334

Net income (loss)	$588,109	$(179,108)

Basic earnings (losses) per share	$.06	$(0.02)

Diluted earnings (losses) per share:
Weighted average common shares outstanding	9,056,405	8,551,334
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	564,151	—

Total weighted average common shares and common stock equivalents outstanding	9,620,556	8,551,334

Net income (loss)	$588,109	$(179,108)

Diluted earnings (losses) per share	$.06	$(0.02)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.
In September 2006, the FASB issued FAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not chosen to early adopt this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Critical Accounting Policies
     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006, which were included as part of our Form 10-K filed with the SEC on March 30, 2007.
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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2007. At March 31, 2007, the liquidity ratio (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 18% and the loan to deposit ratio was approximately 84%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratio	11.23%	10.88%	4.00%
Risk-based capital ratios:
Tier I capital	13.88	13.45	4.00
Total capital	15.04	14.61	8.00
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

March 31,
2007
(Dollars in Thousands)
Commitments to extend credit	$76,085
Letters of credit	789

$76,874

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in Thousands)
Cash and due from banks	$8,152	$7,344
Interest-bearing deposits in banks	5,317	11,228
Federal funds sold	29,835	53,368
Securities	75,733	70,115
Loans, net	446,765	403,398
Premises and equipment	29,705	27,072
Other assets	7,438	6,885

	$602,945	$579,410

Deposits	$536,505	$496,693
Other borrowings	—	15,000
Securities sold under repurchase agreement	—	1,027
Other liabilities	1,964	3,131
Stockholders’ equity	64,476	63,559

	$602,945	$579,410

     Our total assets grew by 4% for the first three months of 2007 to $603 million. Deposit growth of $39.8 million combined with a decrease in federal funds sold of $23.5 million and an increase in shareholders’ equity of approximately $1 million funded $43.4 of loan growth and $5.6 million in increased securities. These funds were also used to reduce other borrowings and securities sold under repurchase agreement of $16 million. On March 31, 2007 our contractual purchase obligations totaled $4.7 million. Our loan to deposit ratio increased to 84% at March 31, 2007 from 82% at December 31, 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by approximately $1 million due to net income of $588,109, decreases in our unrealized losses on securities of $52,711 and proceeds received from the exercise of stock options of approximately $190,000.

Results of Operations for the Three Months Ended March 31, 2007 and 2006
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Interest income	$10,752	$6,201
Interest expense	(5,656)	(2,640)

Net interest income	5,096	3,561
Provision for loan losses	(292)	(605)
Other income	821	487
Other expense	(5,037)	(3,622)

Pretax income	588	(179)
Income taxes	—	—

Net income (loss)	$588	$(179)

     Our net interest income during the first quarter of 2007 was $5,096,001, which represented an increase of $1,535,003 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 7.93% and 7.39% for the three months ended March 31, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.41% and 3.97% for the three months ended March 31, 2007 and 2006, respectively. Our net interest margin was 3.76% during the first three months of 2007 as compared to 4.24% for the first three months of 2006.
     Provision and Allowance for Loan Losses
     The allowance for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. Management reevaluated its loan loss adequacy calculation upon issuance of interagency guidance issued in December 2006. As a result of this process, a provision of $291,809 was made during the three-month period ending March 31, 2007 compared to $605,268 for the comparable period ending March 31, 2006. The allowance for loan loss as a percentage of total loans was 1.20% at March 31, 2007 compared to 1.28% at December 31, 2006. Management believes the allowance for loan losses is adequate as of March 31, 2007.
     Information with respect to non-accrual, past due and restructured loans at March 31, 2007 and 2006 is as follows:

	March 31
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$235	$392
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	22	19
Interest income that was recorded on non-accrual and restructured loans	7	8
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
     The majority of our loans are collateralized by real estate. Management believes that there is sufficient diversity in borrowers, location, and types of real estate to minimize any adverse effects of a deterioration of market conditions.
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
     Information regarding certain loans and allowance for loan loss data through March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$434,502	$285,096

Balance of allowance for loan losses at beginning of period	$5,244	$3,194

Loans charged off
Commercial and financial	(16)	(25)
Real estate mortgage	(14)	—
Installment	(89)	(26)

	(119)	(51)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	15	5

	15	5

Net charge-offs	(104)	(46)

Additions to allowance charged to operating expense during period	292	605

Balance of allowance for loan losses at end of period	$5,432	$3,753

Ratio of net loans charged off during the period to average loans outstanding	.02%	.02%

     Other Income and Expenses
     Other income increased by $333,456 during the first quarter of 2007 as compared to the same period in 2006. The increase was primarily the result of increases in service charges on deposits accounts of approximately $128,000 and increases in mortgage origination fees of approximately $142,000.
     Other expenses increased by $1,414,700 during the first quarter of 2007 as compared to the same period in 2006. The increase is due to increased salaries and employee benefits of $697,907, increased occupancy and equipment expenses of $262,028, and increased other operating expenses of $454,765. Salaries and employee benefits have increased due to the number of full time employees growing to 180 at March 31, 2007 from 54 at March 31, 2006 and to other annual salary increases. Other operating expenses have increased due to our significant growth.
     No provision for income taxes was recorded for the three months of 2007 or 2006 due to accumulated deficits incurred to date.
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
     The table that follows summarizes our interest-sensitive assets and liabilities as of March 31, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

	Analysis of Interest Sensitivity
	As of March 31, 2007
	(Dollars in Thousands)
	0 – 3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	5,317	—	—	5,317
Securities	1,997	7,461	66,275	75,733
FHLB Stock	1,042	—	—	1,042
Fed funds sold	29,835	—	—	29,835
Loans	229,561	102,389	120,247	452,197

Total interest-earning assets	267,752	109,850	186,522	564,124

Interest-bearing liabilities:
Interest-bearing demand deposits	79,450	—	—	79,450
Savings and money markets	65,049	—	—	65,049
Time deposits	80,555	234,529	44,378	359,462
Federal Home Loan Bank borrowings	—	—	—	—

Total interest-bearing liabilities	225,054	234,529	44,378	503,961

Interest rate sensitivity gap	42,698	(124,679)	142,144	60,163

Cumulative interest rate sensitivity gap	42,698	(81,981)	60,163

Interest rate sensitivity gap ratio	1.19	0.47	4.20

Cumulative interest rate sensitivity gap ratio	1.19	0.82	1.12

     At March 31, 2007 our cumulative one-year interest rate sensitivity gap ratio was .82. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
          There have been no material changes from risk factors as previously disclosed in our Form 10-K filed with the SEC on March 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the first quarter of 2007.
Item 5. Other Information
          None.
Item 6. Exhibits
          The following exhibits are included with this report:
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: May 11, 2007	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: May 11, 2007	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer