Form 10-Q
period 2007-06-30
FGBC Bancshares, Inc.
filed 2007-08-10
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2007

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
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of August 1, 2007: 9,128,253; no par value.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet June 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations Three Months Ended June 30, 2007 and 2006 and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) Three Months Ended June 30, 2007 and 2006 and Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Consolidated Statements of Cash Flows Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Notes to Consolidated Financial Statements June 30, 2007 (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets

Cash and due from banks	$8,417,654	$7,343,589
Interest bearing deposits in banks	330,104	11,228,052
Federal funds sold	16,399,000	53,368,000
Securities available for sale, at fair value	79,138,126	70,114,808
Restricted equity securities, at cost	1,041,800	1,342,700

Loans	490,797,978	408,642,096
Less allowance for loan losses	5,796,343	5,244,200

Loans, net	485,001,635	403,397,896

Premises and equipment	30,819,311	27,071,594
Other assets	8,394,755	5,543,664

Total assets	$629,542,385	$579,410,303

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$32,059,484	$24,101,011
Interest-bearing	529,973,940	472,591,491

Total deposits	562,033,424	496,692,502
Other borrowings	—	15,000,000
Securities sold under repurchase agreement	—	1,027,230
Other liabilities	2,709,900	3,131,284

Total liabilities	564,743,324	515,851,016

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 9,072,291 and 9,046,748 shares issued and outstanding, respectively	67,018,181	66,658,460
Accumulated deficit	(897,041)	(2,672,497)
Accumulated other comprehensive loss	(1,322,079)	(426,676)

Total stockholders’ equity	64,799,061	63,559,287

Total liabilities and stockholders’ equity	$629,542,385	$579,410,303

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$10,254,689	$7,002,802	$19,716,080	$12,758,820
Taxable securities	813,876	438,182	1,651,636	795,643
Nontaxable securities	99,910	—	118,559	—
Federal funds sold	383,004	121,941	691,662	188,619
Other interest income	27,230	6	153,009	20,553

Total interest income	11,578,709	7,562,931	22,330,946	13,763,635

Interest expense:
Deposits	6,210,504	3,242,511	11,812,234	5,755,925
Other borrowings	—	175,131	54,506	301,423

Total interest expense	6,210,504	3,417,642	11,866,740	6,057,348

Net interest income	5,368,205	4,145,289	10,464,206	7,706,287
Provision for loan losses	500,910	631,020	792,719	1,236,288

Net interest income after provision for loan losses	4,867,295	3,514,269	9,671,487	6,469,999

Other income:
Service charges on deposit accounts	460,598	338,494	872,708	622,603
Mortgage origination fees	364,923	257,566	695,915	446,830
Other operating income	8,704	32,879	86,476	46,924

Total other income	834,225	628,939	1,655,099	1,116,357

Other expenses:
Salaries and employee benefits	3,134,875	2,579,913	6,268,575	5,015,706
Occupancy and equipment expenses	781,777	488,008	1,460,461	904,664
Other operating expenses	1,233,843	1,017,157	2,458,416	1,786,964

Total other expenses	5,150,495	4,085,078	10,187,452	7,707,334

Net income (loss) before income taxes	551,025	58,130	1,139,134	(120,978)

Income tax expense (benefit)	(636,323)	—	(636,323)	—

Net income (loss)	1,187,348	58,130	1,775,457	(120,978)

Basic earnings (losses) per share	$0.13	$0.01	$0.20	$(0.01)

Diluted earnings per (losses) share	$0.12	$0.01	$0.18	$(0.01)

Cash dividends per share	$—	$-	$—	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$1,187,348	$58,130	$1,775,457	$(120,978)

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale arising during period, net of tax	(948,114)	(166,246)	(895,403)	(211,908)

Comprehensive income (loss)	$239,234	$(108,116)	$880,054	$(332,886)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$1,775,457	$(120,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	746,126	398,564
Provision for loan losses	792,719	1,236,288
Stock compensation expense	32,352	14,357
Deferred taxes	(1,239,639)	—
Loss on sale of foreclosed assets	63,110	51,209
Loss on sale of premises and equipment	4,382	27,038
Increase in income taxes payable	14,316	—
Increase in interest receivable	(482,033)	(715,602)
Increase (decrease) in interest payable	(76,139)	199,399
Net other operating activities	(493,002)	604,831

Net cash provided by operating activities	1,137,649	1,695,106

INVESTING ACTIVITIES
Decrease in interest bearing deposits in banks	10,897,948	49,988
Purchases of securities available for sale	(31,727,478)	(8,501,185)
Proceeds from maturities of securities available for sale	20,991,246	4,996,639
(Purchases) redemptions of restricted equity securities	300,900	(528,800)
Net (increase) decrease in federal funds sold	36,969,000	(18,750,000)
Net increase in loans	(83,197,487)	(88,285,248)
Purchase of premises and equipment	(4,491,020)	(6,200,087)
Proceeds from sale of foreclosed assets	555,372	46,140
Proceeds from sale of premises and equipment	—	12,600
Additions to other real estate owned	(3,125)	—

Net cash used in investing activities	(49,704,644)	(117,159,953)

FINANCING ACTIVITIES
Net increase in deposits	65,340,922	106,270,223
Proceeds from (repayments of) other borrowings	(15,000,000)	5,000,000
Net decrease in federal funds purchased and repurchase agreements	(1,027,230)	—
Tax benefit from stock options exercised	80,104	—
Proceeds from exercise of stock options	247,264	—
Proceeds from sale of common stock	—	5,190,925

Net cash provided by financing activities	49,641,060	116,461,148

	2007	2006
Net increase in cash and due from banks	1,074,065	996,301

Cash and due from banks, beginning of period	7,343,589	3,464,489

Cash and due from banks, end of period	$8,417,654	$4,460,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$12,073,579	$5,857,949
Income taxes	$1,263,857	$21,303

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$808,129	$20,000
Loans transferred to foreclosed assets	$7,100	$156,956
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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

	Three Months Ended June 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	9,069,729	8,873,041

Net income	$1,187,348	$58,130

Basic earnings per share	$0.13	$0.01

Diluted earnings per share:
Weighted average common shares outstanding	9,069,729	8,873,041
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	613,845	316,111

Total weighted average common shares and common stock equivalents outstanding	9,683,574	9,189,152

Net income	$1,187,348	$58,130

Diluted earnings per share	$0.12	$0.01

NOTE 2. EARNINGS (LOSSES) PER COMMON SHARE (Continued)

	Six Months Ended June 30,
	2007	2006
Basic earnings (losses) per share:
Weighted average common shares outstanding	9,063,103	8,713,076

Net income (loss)	$1,775,457	$(120,978)

Basic earnings (losses) per share	$0.20	$(0.01)

Diluted earnings (losses) per share:
Weighted average common shares outstanding	9,063,103	8,713,076
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	588,998	—

Total weighted average common shares and common stock equivalents outstanding	9,652,101	8,713,076

Net income (loss)	$1,775,457	$(120,978)

Diluted earnings (losses) per share	$0.18	$(0.01)

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company during the periods included in the accompanying consolidated financial statements.
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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2007. At June 30, 2007, the liquidity ratio (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 15% and the loan to deposit ratio was approximately 87%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement
Leverage capital ratio	10.73%	10.39%	4.00%
Risk-based capital ratios:
Tier I capital	13.10	12.69	4.00
Total capital	14.25	13.84	8.00

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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2007
(Dollars in Thousands)
Commitments to extend credit	$68,569
Letters of credit	1,532

$70,101

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
Financial Condition
     The following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)
Cash and due from banks	$8,418	$7,344
Interest-bearing deposits in banks	330	11,228
Federal funds sold	16,399	53,368
Securities	79,138	70,115
Loans, net	485,001	403,398
Premises and equipment	30,819	27,072
Other assets	9,437	6,885

	$629,542	$579,410

Deposits	$562,033	$496,693
Other borrowings	—	15,000
Securities sold under repurchase agreement	—	1,027
Other liabilities	2,710	3,131
Stockholders’ equity	64,799	63,559

	$629,542	$579,410

     Our total assets grew by 9% for the first six months of 2007 to $630 million. Deposit growth of $65.3 million combined with a decrease in federal funds sold of $40 million and an increase in shareholders’ equity of approximately $1 million funded $82.2 of loan growth and $9 million in increased securities. These funds were also used to reduce other borrowings and securities sold under repurchase agreement of $16 million. On June 30, 2007 our contractual purchase obligations totaled $3.8 million. Our loan to deposit ratio increased to 87% at June 30, 2007 from 82% at December 31, 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by approximately $1.2 million due to net income of $1,775,457, increases in our unrealized losses on securities of $895,403 and proceeds received from the exercise of stock options of approximately $247,000.
Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$11,579	$7,563
Interest expense	(6,211)	(3,418)

Net interest income	5,368	4,145
Provision for loan losses	(501)	(631)
Other income	834	629
Other expense	(5,150)	(4,085)

Pretax income	551	58
Income tax (expense) benefit	636	0

Net income	$1,187	$58

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$22,331	$13,763
Interest expense	(11,867)	(6,057)

Net interest income	10,464	7,706
Provision for loan losses	(792)	(1,236)
Other income	1,655	1,117
Other expense	(10,188)	(7,707)

Pretax income (loss)	1,139	(120)
Income tax (expense) benefit	636	0

Net income (loss)	$1,775	$(120)

     Our net interest income during the six months ended June 30, 2007 was $10,464,206, which represented an increase of $2,757,919 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 7.97% and 7.56% for the six months ended June 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.74% and 3.97% for the six months ended June 30, 2007 and 2006, respectively. Our net interest margin was 3.73% during the first six months of 2007 as compared to 4.23% for the first six months of 2006 due primarily to the increase in deposit rates.

     Provision and Allowance for Loan Losses
     The allowance for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. Management reevaluated its loan loss adequacy calculation upon issuance of interagency guidance issued in December 2006. As a result of this process, a provision of $792,719 was made for the six month period ending June 30, 2007 compared to $1,236,288 for the comparable period ending June 30, 2006. The allowance for loan loss as a percentage of total loans was 1.18% at June 30, 2007 compared to 1.28% at December 31, 2006. Management believes the allowance for loan losses is adequate as of June 30, 2007.
     Information with respect to non-accrual, past due and restructured loans at June 30, 2007 and 2006 is as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$1,160	$744
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	124	73
Interest income that was recorded on non-accrual and restructured loans	82	53
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
     Information regarding certain loans and allowance for loan loss data through June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$451,648	$309,583

Balance of allowance for loan losses at beginning of period	$5,244	$3,194

Loans charged off
Commercial and financial	(16)	(36)
Real estate mortgage	(76)	(0)
Installment	(176)	(72)

	(268)	(108)

Loans recovered
Commercial and financial	1	2
Real estate mortgage	0	0
Installment	26	18

	27	20

Net charge-offs	(241)	(88)

Additions to allowance charged to operating expense during period	793	1,236

Balance of allowance for loan losses at end of period	$5,796	$4,342

Ratio of net loans charged off during the period to average loans outstanding	.05%	.03%

     Other Income and Expenses
     Other income increased by $205,286 and $538,742 during the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. The increase was primarily the result of increases in various fees due to the growth of the company.
     Other expenses increased by $1,065,417 and $2,480,118 during the second quarter and first six months of 2007 as compared to the same periods in 2006. The increase is primarily due to increased salaries and employee benefits of $554,962 and $1,252,869, respectively, increased occupancy and equipment expenses of $293,769 and $555,797, respectively, and increased other operating expenses of $216,686 and $671,452, respectively. Salaries and employee benefits have increased due to the number of full time employees growing to 176 at June 30, 2007 from 160 at June 30, 2006 and to other annual salary increases. Other operating expenses have increased due to our significant growth.
     In the second quarter of 2007, we recorded income tax benefits of $636,323 compared to none in 2006, after assessing the need for a valuation allowance against deferred tax assets. After careful consideration and based primarily on a period of five consecutive quarters of positive earnings, we concluded that an allowance was no longer necessary as required by SFAS No. 109, Accounting for Income Taxes. The tax benefit consisted of the reversal of the valuation allowance against deferred tax assets of $1,024,187 offset by the recognition of income tax expense applicable to current year pre-tax income of $387,864. Going forward, we will record income tax provisions based upon our pre-tax income.
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
     The table that follows summarizes our interest-sensitive assets and liabilities as of June 30, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of June 30, 2007
(Dollars in Thousands)

	0 – 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	330	0	0	330
Securities	1,493	8,347	69,298	79,138
FHLB stock	1,042	0	0	1,042
Federal funds sold	16,399	0	0	16,399
Loans	227,981	118,413	144,404	490,798

Total interest-earning assets	247,245	126,760	213,702	587,707

Interest-bearing liabilities:
Interest-bearing demand deposits	77,700	0	0	77,700
Savings and money markets	70,928	0	0	70,928
Time deposits	128,697	209,375	43,274	381,346

Total interest-bearing liabilities	277,325	209,375	43,274	529,974

Interest rate sensitivity gap	(30,080)	(82,615)	170,428	57,733

Cumulative interest rate sensitivity gap	(30,080)	(112,695)	57,733

Interest rate sensitivity gap ratio	.89	.61	4.94

Cumulative interest rate sensitivity gap ratio	.89	.77	1.11

     At June 30, 2007 our cumulative one-year interest rate sensitivity gap ratio was .77. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 21, 2007. At the meeting, the following matters were submitted to a vote:
(1)	Proposal One – Election of Five Class II Directors

Name	Votes For	Votes Against/Abstain
Walter D. Duke	5,841,809	0
George B. Hamil, Jr.	5,841,809	0
Terry L. Harper	5,841,809	0
Howard J. Lindsey	5,841,809	0
Robert L. Stewart, Jr.	5,841,809	0
(2)	Proposal Two – To approve the FGBC Bancshares, Inc. 2007 Equity Plan as a replacement to the Company’s existing stock option plan.

Votes For	Votes Against	Abstain	Broker Non-Vote
5,243,085	70,293	30,185	498,246
(3)	Proposal Three – To ratify the selection of Mauldin & Jenkins, LLC as the Company’s independent auditors for 2007.

Votes For	Votes Against	Abstain
5,813,477	15,593	12,739
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included with this report:
10.1	2007 Equity Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the SEC on April 25, 2007, which consists of pages C-1 through C-18)

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: August 10, 2007	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: August 10, 2007	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer