Form 10-Q
period 2007-09-30
FGBC Bancshares, Inc.
filed 2007-11-14
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________
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
Yes ☒            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 1, 2007: 9,132,685; no par value.

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets

Cash and due from banks	$7,465,695	$7,343,589
Interest bearing deposits in banks	49,611	11,228,052
Federal funds sold	18,700,000	53,368,000
Securities available for sale, at fair value	78,618,055	70,114,808
Restricted equity securities, at cost	1,041,800	1,342,700

Loans	521,170,927	408,642,096
Less allowance for loan losses	6,052,275	5,244,200

Loans, net	515,118,652	403,397,896

Premises and equipment	32,678,643	27,071,594
Other assets	8,838,355	5,543,664

Total assets	$662,510,811	$579,410,303

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$34,152,689	$24,101,011
Interest-bearing	559,286,022	472,591,491

Total deposits	593,438,711	496,692,502

Federal funds purchased	1,000	—
Other borrowings	—	15,000,000
Securities sold under repurchase agreement	—	1,027,230
Other liabilities	2,852,126	3,131,284

Total liabilities	596,291,837	515,851,016

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 9,132,685 and 9,046,748 shares issued and outstanding, respectively	67,359,880	66,658,460
Accumulated deficit	(758,106)	(2,672,497)
Accumulated other comprehensive loss	(382,800)	(426,676)

Total stockholders’ equity	66,218,974	63,559,287

Total liabilities and stockholders’ equity	$662,510,811	$579,410,303

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$11,178,022	$8,111,390	$30,894,102	$20,870,210
Taxable securities	793,968	507,381	2,445,604	1,303,024
Nontaxable securities	144,329	—	262,888	—
Federal funds sold	256,987	335,407	948,649	524,026
Other interest income	19,369	36,289	172,378	56,842

Total interest income	12,392,675	8,990,467	34,723,621	22,754,102

Interest expense:
Deposits	6,645,034	4,172,972	18,457,268	9,928,897
Other borrowings	—	209,013	54,506	510,436

Total interest expense	6,645,034	4,381,985	18,511,774	10,439,333

Net interest income	5,747,641	4,608,482	16,211,847	12,314,769
Provision for loan losses	841,072	725,094	1,633,791	1,961,382

Net interest income after provision for loan losses	4,906,569	3,883,388	14,578,056	10,353,387

Other income:
Service charges on deposit accounts	475,631	351,876	1,348,339	974,479
Mortgage origination fees	382,585	296,159	1,078,500	742,989
Gain on sale of securities available for sale	1,243	—	33,851	—
Other operating income	30,106	31,789	83,974	78,713

Total other income	889,565	679,824	2,544,664	1,796,181

Other expenses:
Salaries and employee benefits	3,340,007	2,775,447	9,608,582	7,791,153
Occupancy and equipment expenses	742,663	549,616	2,203,124	1,454,280
Other operating expenses	1,541,655	1,113,640	4,000,071	2,900,604

Total other expenses	5,624,325	4,438,703	15,811,777	12,146,037

Net income before income taxes	171,809	124,509	1,310,943	3,531

Income tax expense (benefit)	32,875	—	(603,448)	—

Net income	138,934	124,509	1,914,391	3,531

Basic earnings per share	$0.02	$0.01	$0.21	$—

Diluted earnings per share	$0.01	$0.01	$0.20	$—

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$138,934	$124,509	$1,914,391	$3,531

Other comprehensive income:
Reclassification adjustment for gains on sales of securities included in net income, net of tax	(771)	—	(20,988)	—

Net unrealized holding gains on securities available for sale arising during period, net of tax	940,050	384,587	64,864	172,679

Other comprehensive income	939,279	384,587	43,876	172,679

Comprehensive income	$1,078,213	$509,096	$1,958,267	$176,210

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,914,391	$3,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,144,159	598,008
Amortization and accretion of securities	9,528	73,148
Provision for loan losses	1,633,791	1,961,382
Stock compensation expense	76,957	45,364
Deferred taxes	(1,391,688)	—
Gain on sale of securities available for sale	(33,851)	—
Loss on sale of foreclosed assets	100,934	82,525
Loss on sale of premises and equipment	4,382	27,038
Decrease in income taxes payable	(777,617)	—
Increase in interest receivable	(929,597)	(1,273,539)
Increase (decrease) in interest payable	(36,807)	553,627
Net other operating activities	567,207	345,087

Net cash provided by operating activities	2,281,789	2,416,171

INVESTING ACTIVITIES
Decrease in interest bearing deposits in banks	11,178,441	36,842
Purchases of securities available for sale	(32,996,068)	(27,901,940)
Proceeds from maturities of securities available for sale	19,164,751	10,025,400
Proceeds from sales of securities available for sale	5,162,699	—
(Purchases) redemptions of restricted equity securities	300,900	(528,800)
Net (increase) decrease in federal funds sold	34,668,000	(36,802,000)
Net increase in loans	(114,979,739)	(126,494,649)
Purchase of premises and equipment	(6,766,423)	(11,115,595)
Proceeds from sale of foreclosed assets	755,606	238,710
Proceeds from sale of premises and equipment	10,833	12,600
Additions to other real estate owned	(3,125)	—

Net cash used in investing activities	(83,504,125)	(192,529,432)

FINANCING ACTIVITIES
Net increase in deposits	96,746,209	183,583,462
Proceeds from (repayments of) other borrowings	(15,000,000)	5,000,000
Net decrease in federal funds purchased and repurchase agreements	(1,026,230)	—
Tax benefit from stock options exercised	80,104	—
Proceeds from exercise of stock options	544,359	—
Proceeds from sale of common stock	—	5,606,675

Net cash provided by financing activities	81,344,442	194,190,137

Net increase in cash and due from banks	122,106	4,076,876

Cash and due from banks, beginning of period	7,343,589	3,464,489

Cash and due from banks, end of period	$7,465,695	$7,541,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$18,701,997	$9,885,706
Income taxes	$1,565,857	$24,903

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$1,632,292	$615,744
Loans transferred to foreclosed assets	$7,100	$20,000
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 1.     BASIS OF PRESENTATION
The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.
Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
NOTE 2.     EARNINGS PER COMMON SHARE
The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	9,110,437	8,984,367

Net income	$138,934	$124,509

Basic earnings per share	$0.02	$0.01

Diluted earnings per share:
Weighted average common shares outstanding	9,110,437	8,984,367
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	562,092	392,973

Total weighted average common shares and common stock equivalents outstanding	9,672,529	9,377,340

Net income	$138,934	$124,509

Diluted earnings per share	$0.01	$0.01

NOTE 2.     EARNINGS PER COMMON SHARE (Continued)

	Nine Months Ended September 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	9,079,055	8,804,500

Net income	$1,914,391	$3,531

Basic earnings per share	$0.21	$0.00

Diluted earnings per share:
Weighted average common shares outstanding	9,079,055	8,804,500
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	580,029	363,430

Total weighted average common shares and common stock equivalents outstanding	9,659,084	9,167,930

Net income	$1,914,391	$3,531

Diluted earnings per share	$0.20	$0.00

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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2007. The liquidity ratio at September 30, 2007 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 14% and the loan to deposit ratio was approximately 88%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements to be considered “adequately capitalized” and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratio	10.27%	9.92%	4.00%
Risk-based capital ratios:
Tier I capital	12.52	12.09	4.00
Total capital	13.66	13.23	8.00

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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2007
(Dollars in Thousands)

Commitments to extend credit	$69,052
Letters of credit	1,204

$70,256

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Cash and due from banks	$7,466	$7,344
Interest-bearing deposits in banks	50	11,228
Federal funds sold	18,700	53,368
Securities	78,618	70,115
Loans, net	515,119	403,398
Premises and equipment	32,679	27,072
Other assets	9,879	6,885

	$662,511	$579,410

Deposits	$593,439	$496,693
Federal funds purchased	1	—
Other borrowings	—	15,000
Securities sold under repurchase agreement	—	1,027
Other liabilities	2,852	3,131
Stockholders’ equity	66,219	63,559

	$662,511	$579,410

     Our total assets grew by approximately 14% for the first nine months of 2007 to $663 million. Deposit growth of $96.7 million combined with a decrease in federal funds sold of $34.7 million and an increase in shareholders’ equity of $2.7 million funded $112.5 of loan growth and $8.5 million in increased securities. These funds were also used to reduce other borrowings and securities sold under repurchase agreement of $16 million. On September 30, 2007 our contractual purchase obligations totaled $4.8 million. Our loan to deposit ratio increased to 88% at September 30, 2007 from 82% at December 31, 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by approximately $2.7 million due to net income of $1,914,391, decreases in our unrealized losses on securities of $43,876 and proceeds received from the exercise of stock options of approximately $544,000.
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$12,393	$8,990
Interest expense	(6,645)	(4,382)

Net interest income	5,748	4,608
Provision for loan losses	(841)	(725)
Other income	889	680
Other expense	(5,624)	(4,438)

Pretax income	172	125
Income tax (expense) benefit	(33)	0

Net income	$139	$125

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$34,724	$22,754
Interest expense	(18,512)	(10,439)

Net interest income	16,212	12,315
Provision for loan losses	(1,634)	(1,961)
Other income	2,545	1,796
Other expense	(15,812)	(12,146)

Pretax income	1,311	4
Income tax benefit	603	0

Net income	$1,914	$4

     Our net interest income during the nine months ended September 30, 2007 was $16,211,847 which represented an increase of $3,897,078 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 8.03% and 7.71% for the nine months ended September 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.49% and 4.17% for the nine months ended September 30, 2007 and 2006, respectively. Our net interest margin was 3.75% during the first nine months of 2007 as compared to 4.17% for the first nine months of 2006 due primarily to the increase in deposit rates.

     Provision and Allowance for Loan Losses
     The allowance for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. The allowance for loan loss as a percentage of total loans was 1.16% at September 30, 2007 compared to 1.28% at December 31, 2006. The provision for loan loss decreased to $1,633,791 for the nine month period ending September 30, 2007 as compared to $1,961,382 for the period ending September 30, 2006. In early 2007, management revised its loan loss reserve calculation procedures to comply with interagency guidance issued in December 2006. The revised methodology places more emphasis on the recognition of required allowances in accordance with FASB 114 regarding impaired loans and also takes into consideration environmental factors, loan loss history (including current period net charge offs), and performance to date. Prior to this change our loan loss reserve methodology was primarily based on peer group data when the bank was in de novo status with no loan history to factor into its calculations. Due to the recent changes in the economic environment as it relates to the acquisition and development and construction markets in the southeast, we have possible exposure if these markets continue to deteriorate. We believe our exposure is limited due to the diversity of our markets (Banks, Carroll, Clark/Oconee, Habersham, Haralson, Heard, Jackson and Muscogee) along with having a lesser concentration of these types of loans than other peer banks. Management believes the allowance for loan losses is adequate as of September 30, 2007.
     Information with respect to non-accrual, past due and restructured loans at September 30, 2007 and 2006 is as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)

Nonaccrual loans	$1,696	$795
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	272	92
Interest income that was recorded on non-accrual and restructured loans	189	74
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
     Information regarding certain loans and allowance for loan loss data through September 30, 2007 and 2006 is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$470,439	$331,318

Balance of allowance for loan losses at beginning of period	$5,244	$3,194

Loans charged off
Commercial and financial	(116)	(72)
Real estate mortgage	(367)	(36)
Installment	(388)	(213)

	(871)	(321)

Loans recovered
Commercial and financial	1	2
Real estate mortgage	0	0
Installment	44	36

	45	38

Net charge-offs	(826)	(283)

Additions to allowance charged to operating expense during period	1,634	1,961

Balance of allowance for loan losses at end of period	$6,052	$4,872

Ratio of net loans charged off during the period to average loans outstanding	.18%	.09%

     Other Income and Expenses
     Other income increased by $209,741 and $748,483 during the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. The increase was primarily the result of increases in various fees due to the growth of the company.
     Other expenses increased by $1,185,622 and $3,665,740 during the third quarter and first nine months of 2007 as compared to the same periods in 2006. The increase is primarily due to increased salaries and employee benefits of $564,560 and $1,817,429, respectively, increased occupancy and equipment expenses of $193,047 and $748,844, respectively, and increased other operating expenses of $428,015 and $1,099,467, respectively. Salaries and employee benefits have increased due to the number of full time employees growing to 189 at September 30, 2007 from 181 at September 30, 2006 and to other annual salary increases. Other operating expenses have increased due to our significant growth.
     We recorded income tax expense of $32,875 during the third quarter of 2007 and an income tax benefit of $603,448 for the first nine months compared to none in 2006. After careful consideration of a period of six consecutive quarters of positive earnings, we concluded that an allowance was no longer necessary as required by SFAS No. 109, Accounting for Income Taxes. The tax benefit consisted of the reversal of the valuation allowance against deferred tax assets of $1,024,187, recognized in the second quarter of 2007, offset by the recognition of income tax expense applicable to current year pre-tax income of $420,739. Going forward, we will continue to record income tax provisions based upon our pre-tax income.
     General
     We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Additionally, we are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
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
     The table that follows summarizes our interest-sensitive assets and liabilities as of September 30, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of September 30, 2007
(Dollars in Thousands)

	0 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	50	0	0	50
Securities	5,996	3,730	68,892	78,618
FHLB stock	1,042	0	0	1,042
Federal funds sold	18,700	0	0	18,700
Loans	238,250	123,893	159,028	521,171

Total interest-earning assets	264,038	127,623	227,920	619,581

Interest-bearing liabilities:
Interest-bearing demand deposits	79,034	0	0	79,034
Savings and money markets	74,354	0	0	74,354
Time deposits	117,876	246,153	41,693	405,722
Federal funds borrowed	1	0	0	1

Total interest-bearing liabilities	271,265	246,153	41,693	559,111

Interest rate sensitivity gap	(7,227)	(118,530)	186,227	60,470

Cumulative interest rate sensitivity gap	(7,227)	(125,757)	60,470

Interest rate sensitivity gap ratio	.97	.52	5.47

Cumulative interest rate sensitivity gap ratio	.97	.76	1.11

     At September 30, 2007 our cumulative one-year interest rate sensitivity gap ratio was .76. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     None.
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

FGBC BANCSHARES, INC.

Date: November 13, 2007	/s/ Jackie L. Reed

Jackie L. Reed President and CEO

Date: November 13, 2007	/s/ Teresa L. Martin

Teresa L. Martin Chief Financial Officer