Form 10-K
period 2007-12-31
FGBC Bancshares, Inc.
filed 2008-03-17
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding common equity held by nonaffiliates of the registrant on June 30, 2007 was $148,555,025.
     There were 12,193,457 shares of common stock outstanding as of March 1, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s 2008 proxy statement for the annual meeting of shareholders scheduled to be held on May 19, 2008 are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K contains or incorporates by reference statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.
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
     The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions would be subject to certain regulatory approvals and requirements.
     The Bank is a full service commercial bank headquartered at 101 Main Street, Franklin, Georgia 30217 (Heard County). In addition to the Franklin location the Bank currently has ten full-service branches and an Operations Center in Carrollton (Carroll County), Georgia. The Bank’s full-service branches are located in Homer (Banks County), Carrollton and Villa Rica (Carroll County), Cornelia (Habersham County), Bremen (Haralson County), Commerce and Jefferson (Jackson County), Columbus (Muscogee County), Athens (Oconee County) and Dalton (Whitfield County), Georgia. The Bank also has a loan production office in LaGrange (Troup County), Georgia. The Bank is constructing branches in Athens (Oconee County) and Villa Rica (Carroll County), Georgia. We will operate out of leased space in these locations until construction is complete. The Bank’s primary service area includes Banks, Carroll, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield County, Georgia. The Bank also serves the adjacent areas or parts thereof. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.
     We lost money for the first three years of business and have been profitable for the last two years. Through December 31, 2007 we had a cumulative loss of approximately $617,000. New banks generally incur substantial start-up expenses and are rarely profitable in the early stages of their lives. Our start-up expenses have been further increased due to our strategy of rapid growth. This strategy began paying off in 2006 and we expect to generate profits in the near future.
Types of Loans
     Below is a description of the principal categories of loans that we make through our Bank subsidiary and the relative risks involved with each category. As of December 31, 2007 8.77% of our loan portfolio consisted of commercial and industrial loans, 30.23% of our loan portfolio consisted of real estate — construction loans, 55.42% of our loan portfolio consisted of real estate — mortgage loans and 5.58% of our loan portfolio consisted of installment loans to individuals.
     Real Estate — Mortgage Loans. The Bank grants loans to borrowers secured by commercial real estate mortgages and residential mortgages located in our market area. Commercial real estate presents risks not found in consumer residential real estate lending. The repayment of these loans is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. The repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. In underwriting commercial real estate loans the Bank considers the historic and projected future cash flows of the real estate and/or owner occupied business supporting the real estate along with obtaining qualified appraisals to help gauge the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant perspective. These loans are subject to our real estate lending policies which provide guidelines such as maximum loan-to-values acceptable on loans. The commercial real estate loans in this category typically involve relatively large loan balances to a single borrower. In order to mitigate these risks, the Bank monitors its overall loan concentration mix and individual loans are reviewed both internally and by external loan review consultants. This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to re-price, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.
     The consumer real estate portion of this category includes consumer home mortgages and home equity lines of credit. These loans have less risk compared to the consumer installment loans which are dependant on depreciable collateral such as vehicles, boats, etc. but do carry some additional risk because of the increased difficulty and holding costs that would occur when converting real estate to cash in the event of a default. This is mitigated through our loan policy guidelines which detail acceptable loan-to-value guidelines, debt-to-income levels and consumer credit score guidelines.
     Real Estate —Construction Loans. The real estate — construction loan category includes commercial residential construction, consumer residential construction and commercial construction for general non-residential commercial buildings. The loans to commercial builders who build homes for resale are subject to market and industry risk of supply and demand as well as the potential for speculative house inventory to grow stale in times of economic slow downs. To mitigate this risk, each loan goes through an evaluation process to identify local market trends along with the history of the borrower. Management regularly reviews construction loan reports, which identify key components in the Bank’s construction loan portfolio. This report also identifies the level of speculative loans in the Bank’s total portfolio to monitor concentrations of this loan type.
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

     The Bank also makes loans for commercial construction for non residential buildings, which can be owner occupied or potential leased income space. These loans present different risks including the risk of completing the project as well as repayment through successful management and marketing of properties. The mitigation of risk comes through underwriting the credit to determine the proper loan policy guidelines are maintained. After completion of construction these loans typically moved to the real estate — mortgage loan category as either owner or non-owner occupied commercial real estate.
     Commercial and Industrial Loans. We make loans to commercial and agricultural businesses in our primary market areas for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. All commercial loans are made to borrowers based on cash flow, collateral strength, ability to repay and degree of management expertise. Loans in this category are subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. These risks are to an industry, or segment of an industry, and are monitored by senior management on an ongoing basis. Each loan to borrowers in this category is underwritten and evaluated based on individual merit with financial data required for review by a Bank loan officer and/or credit administration. In addition, large credits will be subject to internal loan review annually and may also be subject to review by an outside loan review team. Based on the analysis by Bank officers, each loan is assigned a grade that is based on overall credit risk to the Bank and the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
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
     Agricultural loans present different sets of risk with the majority of loans made for crops, livestock or chicken farms. The primary risk for these types of loans are due to the volatile nature of agricultural services that is dependant on the weather and livestock markets that can quickly change. These loans are generally collateralized by livestock or equipment that supports the agricultural operations with risk mitigated by our underwriting process to evaluate each request to ensure the loan is within loan policy standards.
     Installment Loans to Individuals. The Bank makes several types of consumer loans all of which carry varying degrees of risk. Loans in this category are generally more risky than traditional residential real estate but less risky than commercial loans. The risk of default is generally determined by the well being of the local economy, which in times of economic stress will affect the consumer’s ability to repay. Loans in this category include vehicle notes, loans secured by deposits and other loans of a personal or consumer nature. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. These risks are managed by matching the amortization period (the age and remaining useful life of the collateral) with the loan term to ensure the customer always has an equity position and is never “upside down.” Loans secured by deposits present less risk with the liquidity of collateral available in case of default. Other types of secured personal loans carry a wide range of risks depending on the type of collateral with varying degrees of marketability in the event of default. The risk on these types of loans is managed primarily at the underwriting level with loan policy setting standards on evaluation characteristics such as debt-to-income ratio limitations and margin collateral requirements. Other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. With the absence of collateral the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. This risk is mitigated through the Bank’s loan underwriting with strict adherence to debt-to-income ratios, time at the present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
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
•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•	changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by our board of directors; and

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.
These factors are evaluated quarterly and changes in the asset quality of individual loans are evaluated as needed.
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
     After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, internal loan review personnel and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected, the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest, the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. Individually impaired loans as determined under FASB 114 are then evaluated to determine potential loss based on collateral and specific reserves are allocated based on this analysis.
     Our net loan losses to average total loans was 0.27% for the period ended December 31, 2007. Historical performance, however, is not an indicator of future performance and future results could differ materially.

Management believes that based upon historical performance, known factors, management’s judgment, and regulatory guidance, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.
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
Industry and Competition
     Our primary service area covers various counties located in the Western and Northern parts of Georgia. These counties include Banks, Carroll, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield. Our marketing strategy emphasizes our local nature and involvement in the communities located in our primary service area. Over the last 10 years numerous interstate acquisitions involving Georgia-based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank’s primary service areas, management does not feel that such changes have had or will have a significant impact upon our operations.
     The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in its primary service areas. The Bank competes with other banks in its primary service area in obtaining new deposits accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans.
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
Employees
     We had 192 full-time equivalent employees as of December 31, 2007.
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
     Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Banks, Carroll, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield County, Georgia. If economic conditions in these markets are unfavorable or deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This could lead to higher rates of loss and loan payment delinquencies. These factors could have a negative effect on our business, financial condition and results of operations.
     Because a significant portion of our loan portfolio is secured by real estate, any negative developments affecting real estate may harm our business.
     A significant portion of our loan portfolio consists of commercial loans that are secured by various types of real estate as collateral, as well as real estate loans on commercial properties. Because these loans rely on real estate as collateral, either totally in the case of real estate loans or partially in the case of commercial loans secured by real estate, they are sensitive to economic conditions and interest rates. Real estate lending also presents additional credit related risks, including a borrower’s inability to pay and deterioration in the value of real estate held as collateral. If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of our loan then we will suffer a loss.
     Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and nonperforming assets in our loan portfolio. Consequently, our results of operations may be adversely impacted.
     There has been substantial industry concern and national publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. Furthermore, the housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, this could lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.
     Changes in interest rates could have an adverse effect on our income.
     Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates can also affect the value of our loans. An increase in interest rates could adversely affect our borrowers’ ability to pay the principal or interest on our loans. This may lead to an increase in our non-performing assets and could have a material and negative effect on our results of operations.
     Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
     Our net interest income and liquidity could be negatively affected if we are unable to retain maturing time deposits at competitive rates.
     We rely heavily on time deposits. As of December 31, 2007 we had approximately $384.9 million in time deposits scheduled to mature within one year, which represented approximately 62.6% of our total deposits. We expect to continue to rely on short-term time deposits as a primary source of funding for the foreseeable future. Time deposits are generally not as stable as other types of deposits and therefore may be lost if we are unable to offer competitive interest rates upon their renewal. Consequently, we may be forced to increase the rates of interest that we pay on these deposits to avoid liquidity issues that would arise if a large amount of time deposits were not rolled over. This action would negatively affect our interest rate spread and our profitability.
     If our allowance for loan losses is not adequate to cover actual losses, our net income may decrease.
     We are exposed to the risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to assure repayment. Borrowers’ inability to repay their loans could erode the Bank’s earnings and capital. We maintain an allowance for loan losses to cover loan defaults. We base our allowance for loan losses on various assumptions and judgments regarding the collectability of loans, including our prior experience with loan losses, as well as an evaluation of the risks in our loan portfolio. We maintain this allowance at a level we consider adequate to absorb anticipated losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. We do not currently anticipate any material increase in loan losses over the remainder of this year. The allowance, however, is maintained at a level management feels is adequate given known circumstances and could be inadequate in the event of prolonged local economic stress.

     Actual losses may exceed our estimates and we may have to increase the allowance for loan losses. This would cause us to increase our provision for loan losses, which would decrease our net income. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Regulators, when reviewing our loan portfolio, may require us to increase our allowance for loan losses, which would negatively affect our net income. There may be unidentified risk present in our loan portfolio due to its rapid growth and relatively young age.
     Since opening, the Bank’s net loan portfolio has grown from zero to approximately $540 million as of December 31, 2007. Continued rapid growth in the loan portfolio of this magnitude has the potential to strain the Bank’s administrative capabilities, which may result in losses that are, at present, unidentified. Also, given the relatively young age of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some degree of seasoning occurs.
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
     We have a limited operating history.
     We opened for business less than five years ago. Although we have grown very rapidly, we have a relatively short operating history and we may not continue to perform as well in the future as we have in the past.
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

     Our common stock is registered under Section 12 of the Exchange Act. The regulations also set forth certain conditions that create a presumption of control and a procedure for challenging the rebuttable presumption of control.
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
     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve within 30 days’ written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time, although we may do so in the future.
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
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2007, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
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
     FDIC Insurance Assessments
     The Bank’s deposits are insured by the FDIC and thus the Bank is subject to FDIC deposit insurance assessment. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for insured depository institutions. Each financial institution is assigned to one of the following three capital groups: well capitalized; adequately capitalized; or undercapitalized.
     In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information: (1) supervisory risk ratings for all institutions, (2) capital ratios for most institutions, and (3) long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Bank. A one time assessment credit was available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.
     The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2007 ranged from 1.14 cents to 1.22 cents per $100 of assessable deposits. For the first quarter of 2008, the FICO assessment rate is 1.14 cents per $100 of assessable deposits.

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
      Capital Adequacy
     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 our consolidated ratio of total capital to risk-weighted assets was 13.38% and the ratio of Tier 1 Capital to risk-weighted assets was 12.24%.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.88%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
     We are a legal entity separate and distinct from the Bank, which is our subsidiary. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that the Bank pays to us. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of its federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     The GDBF also regulates the Bank’s dividend payments. Under the provisions of the Financial Institutions Code of Georgia, the Bank may declare and pay cash dividends only out of our retained earnings, and dividends may not be declared or paid at any time at which the Bank’s paid-in capital and retained earnings do not, in combination, equal at least 20% of our capital stock account. In addition, under the current rules and regulations of the GDBF, cash dividends may only be declared or paid on the Bank’s outstanding capital stock, without any requirement to notify the GDBF or request the approval of the GDBF, under the following conditions:
•	total classified assets at the Bank’s most recent examination do not exceed 80% of Tier 1 Capital plus the allowance for loan losses as reflected at such examination;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; and

•	the ratio of Tier 1 Capital to adjusted total assets is not less than 6%.
     Any dividend to be declared by the Bank at the time when each of the conditions provided above does not exist must be approved, in writing, by the GDBF prior to the payment of the dividend pursuant to the provisions of Section 7-1-460(a)(3) of the Financial Institutions Code of Georgia. (Section 7-1-460(a)(3) of the Financial Institutions Code of Georgia provides that “[d]ividends may not be paid without the prior approval of the [D]epartment in excess of specified amounts as may be fixed by regulations of the [D]epartment to assure that banks and trust companies maintain an adequate capital structure.”)
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
     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
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
ITEM 1B. Unresolved Staff Comments.
     None.
ITEM 2. Properties.
     We own all of our branches except for our Commerce (Jackson County) location, in which we have a five-year lease. We also have a one-year lease on our LaGrange (Troup County) loan production office. Our owned properties are listed below:
•	1989 Historic Homer Highway, Commerce, Georgia 30529 (Banks County)

•	100 Tom Reeve Drive, Carrollton, Georgia 30117 (Carroll County) — also Operations Center

•	920 Level Grove Road, Cornelia, Georgia 30531 (Habersham County)

•	102 Stockbridge Boulevard, Bremen, GA 30110 (Haralson County)

•	101 Main Street, Franklin, Georgia 30217 (Heard County)

•	1465 Old Swimming Pool Road, Jefferson, Georgia 30549 (Jackson County)

•	7320 Veterans Parkway, Columbus, Georgia 31909 (Muscogee County)

•	1378 Dug Gap Road, Dalton, Georgia 30720 (Whitfield County)
     We are currently constructing branches for our Athens (Oconee County) and Villa Rica (Carroll County) locations and will operate out of leased space until construction is complete. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings.
     We are not a party to any pending legal proceedings other than routine proceedings that are incidental to our business.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
ITEM 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities.
     No public market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. As of March 1, 2008, there were approximately 1,260 holders of record of our common stock who collectively held 12,193,457 shares of our common stock. As of December 31, 2007, 1,293,275 shares of common stock are presently subject to outstanding options to purchase such shares.
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
ITEM 6. Selected Financial Data.
     The following table presents selected financial data for years ended December 31, 2007, 2006, 2005, 2004 and for the period from April 14, 2003 (our inception) to December 31, 2003.

	Year/period ended December 31,
	2007	2006	2005	2004	2003
		(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$46,997,687	$33,106,902	$14,437,231	$6,754,161	$295,216
Interest expense	25,193,386	15,836,438	6,292,607	2,708,754	73,233
Provision for loan loss	2,353,244	2,740,843	1,814,746	1,277,459	459,529
Net interest income (after provision)	19,451,057	14,529,621	6,329,878	2,767,948	(237,546)
Non-interest income	3,437,606	2,557,536	1,693,746	991,779	21,319
Non-interest expense	21,413,101	16,821,026	8,888,651	4,235,634	1,381,467
Net income (loss)	2,055,068	266,131	(865,027)	(475,907)	(1,597,694)

SELECTED AVERAGE BALANCES
Assets	$630,034,000	$449,611,000	$238,615,000	$136,932,000	$7,722,000
Earning assets	590,797,000	425,222,000	225,955,000	130,471,000	5,507,000

	Year/period ended December 31,
	2007	2006	2005	2004	2003
		(Dollars and shares in Thousands except per share data)
Loans	485,631,000	348,869,000	178,332,000	90,832,000	2,538,000
Total deposits	563,598,000	374,283,000	208,480,000	122,175,000	3,520,000
Shareholders’ equity	63,104,000	60,075,000	28,239,000	14,548,000	3,854,000
Common shares outstanding — diluted	12,889,153	12,282,832	7,095,891	5,018,484	5,017,361

YEAR-END BALANCES
Assets	$684,633,510	$579,410,303	$326,690,446	$182,356,714	$63,099,185
Earning assets	641,553,971	544,695,656	310,873,458	171,596,112	60,151,305
Loans (net of allowance)	533,441,960	403,397,896	260,870,361	133,081,729	35,021,955
Total deposits	615,236,359	496,692,502	258,791,577	166,657,747	47,615,294
Other liabilities	2,607,209	19,158,514	10,957,201	721,833	82,224
Shareholders’ equity	66,789,942	63,559,287	56,941,668	14,977,134	15,401,667
Common shares outstanding	12,185,144	12,062,331	11,229,851	5,099,201	5,017,361

PER COMMON SHARE
Earnings (loss) per share — basic	$.17	$.02	$(0.12)	$(0.09)	$(0.32)
Earnings (loss) per share — diluted	.16	.02	(0.12)	(0.09)	(0.32)
Book value	5.48	5.27	5.07	2.94	3.07
Cash dividend paid	—	—	—	—	—

FINANCIAL RATIOS
Return on average assets	.33%	.06%	(0.36%)	(0.35%)	(20.69%)
Return on average equity	3.26%	.44%	(3.06%)	(3.27%)	(41.46%)
Average equity to average assets	10.02%	13.36%	11.83%	10.62%	49.91%
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a

NON-FINANCIAL
Employees	192	185	130	49	39
Banking offices	11	10	3	3	3
ATMs	12	10	3	3	3
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 which are made a part of this annual report.
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
     Another of our critical accounting policies involves stock-based compensation. The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method was used to determine the expected life of the options. This method, as prescribed by SAB Topic 14.D.2,calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility was based upon the volatility of similar entities. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.
     Another of our critical accounting policies involves the recognition of deferred income tax assets. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance for deferred tax assets is required when it more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. In assessing the realization of the deferred tax assets, we consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. During 2007, we assessed the continuing need for a valuation allowance against deferred tax assets and concluded that an allowance was no longer necessary under the guidance provided by FASB Statement No. 109, Accounting for Income Taxes. As a result, we eliminated the valuation allowance that was recorded as of December 31, 2006.
Overview
     We were incorporated as a Georgia corporation to serve as the holding company for First Georgia Banking Company. The bank is a state-chartered bank that commenced operations on November 3, 2003. Through our subsidiary, we have conducted a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to-medium-sized businesses in our market area. We have grown rapidly. At December 31, 2007, we had $684.6 million in total assets.
     The following tables set forth selected measures of our financial performance and condition for the years and dates indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Total revenues (1)	$50,435,293	$35,664,438	$16,130,977
Net income (loss)	$2,055,068	$266,131	($865,027)

	At December 31,	At December 31,	At December 31,
	2007	2006	2005

Total assets	$684,633,510	$579,410,303	$326,690,446
Total loans (2)	$533,441,960	$403,397,896	$260,870,361
Total deposits	$615,236,359	$496,692,502	$258,791,577

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of allowance for loan losses and unearned income.
     From the time of our inception in 2003 until May 30, 2004 we incurred cumulative losses of approximately $2,354,000. Beginning in June 2004 we began to earn a profit on a month-to-month basis. Over the next 13 months we earned approximately $1,370,000, which reduced our accumulated deficit to $984,000 on June 30, 2005. At that time we embarked upon a plan to expand our branch network. Personnel and non-recurring start up costs associated with the opening of these new offices resulted in an accumulative deficit of approximately $3 million by December 31, 2005. We continued to incur losses during the first quarter of 2006 as these new offices began operations. As these new offices increased their loan portfolio and deposit bases, however, we reported a profit for the second, third and fourth quarters of 2006 and each quarter of 2007. Our objective is to achieve cumulative profitability in the second quarter of 2008.

     The following is a more detailed discussion of our financial condition at December 31, 2007, 2006 and 2005 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this report.
Results of operations for the years ended December 31, 2007, 2006 and 2005
     Net income (loss)
     2007 Compared to 2006. For the year ended December 31, 2007, we recorded net income of $2,055,068. This compares to net income of $266,131 for the year ended December 31, 2006. The increase in net income in 2007 as compared with 2006 was primarily because of an increase in interest income due to the growth of our loan portfolio.
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

	Analysis of net interest income
	for the years ended December 31, 2007, 2006 and 2005
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Taxable investment securities	$67,247	$3,219	4.79%	$51,173	$2,035	3.97%	$40,394	$1,247	3.09%
Non-taxable investment securities (1)	10,556	417	3.95%	10	—	2.65%	—	—	—
Interest bearing deposits	2,749	131	4.76%	901	46	5.11%	—	—	—
FHLB stock	980	58	5.92%	1,213	75	6.20%	227	6	2.64%
Federal funds sold	23,810	1,203	5.05%	23,056	1,188	5.15%	7,002	216	3.08%
Loans (2) (3)	485,631	41,970	8.64%	348,869	29,763	8.53%	178,332	12,968	7.27%
Allowance for loan losses	(5,729)			(4,196)			(2,102)
Cash and due from banks	7,315			6,426			4,121
Other assets	37,475			22,159			10,641

Total assets	630,034			449,611			238,615

Total interest-earning assets	590,973	46,998	7.95%	425,222	33,107	7.79%	$225,955	14,437	6.39%

Liabilities:
Noninterest-bearing demand	32,281			22,953			11,044
Interest bearing demand and savings	147,356	4,772	3.24%	113,039	3,434	3.04%	76,649	1,787	2.33%
Time	382,061	20,364	5.33%	238,291	11,682	4.90%	120,787	4,474	3.70%

Total deposits	561,698			374,283			208,480
Other borrowings	658	52	7.87%	13,699	718	5.24%	733	32	4.37%

	Analysis of net interest income
	for the years ended December 31, 2007, 2006 and 2005
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Securities sold under repurchase agreement	126	6	4.95%	39	2	5.22%
Other liabilities	2,548			1,515			1,163
Shareholders’ equity	65,004			60,075			28,239

Total liabilities and shareholders’ equity	630,034			449,611			238,615

Total interest-bearing liabilities	530,201	25,194	4.75%	365,068	15,836	4.34%	198,169	6,293	3.18%

Net interest income		21,804			17,271			8,144

Net interest margin (4)			3.69%			4.07%			3.60%
Net interest spread (5)			3.20%			3.45%			3.21%

(1)	Yield on non-taxable investment securities have not been computed on a tax equivalent basis. We did not have any tax exempt income during the year ending December 31, 2005.

(2)	Interest income from loans includes total fee income of approximately $1,692,000, $1,330,000 and $503,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Average nonaccrual loans of $1,183,800, $579,325 and $150,163 are included for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

(5)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

Analysis of changes in net interest income
for the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Rate	Volume	Change	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	388	11,819	12,207	2,246	14,549	16,795
Interest on taxable securities	415	769	1,184	388	400	788
Interest on non-taxable securities	1	416	417	—	—	—
Interest on FHLB stock	(3)	(14)	(17)	8	61	69
Interest on Federal funds sold	(22)	37	15	145	827	972
Interest on deposits in banks	(3)	88	85	—	46	46

Total interest income	776	13,115	13,891	2,787	15,883	18,670

Expense from interest-bearing liabilities
Interest on interest-bearing demand deposits	227	1,111	1,338	542	1,105	1,647
Interest on time deposits	1,019	7,663	8,682	1,447	5,761	7,208
Interest on borrowings	360	(1,026)	(666)	6	680	686
Interest on securities sold under repurchase agreement	1	3	4	—	2	2

Total interest expense	1,607	7,751	9,358	1,995	7,548	9,543

Net interest income	(831)	5,364	4,533	792	8,335	9,127

     2007 Compared to 2006. Net interest income increased by $4,533,000 for the year ended December 31, 2007, or 26.25%. The increase in net interest income is due to an increase of $165.7 million in average interest-earning assets, or an increase of 38.98%. During the same period, the increase in average interest-bearing liabilities was $165.1 million, an increase of 45.24%. The net interest margin decreased during the year from 4.07% to 3.69%. Interest-earning assets typically reprice faster than interest-bearing liabilities; therefore, the net interest margin reflects past interest rate environments as well as the current rate environment. As the liabilities reprice, the net interest margin should gradually increase in a downward interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on interest-earning assets increased by 16 basis points to 7.95% in 2007, and the rate paid on interest-bearing liabilities increased 41 basis points to 4.75%, resulting in a decrease in the interest rate spread of 25 basis points to 3.20%.
     The most significant increase in average interest-earning assets consisted of an increase of $136.8 million in total loans for the year ended December 31, 2007 compared to December 31, 2006. The average rates earned on interest-earning assets increased in 2007, as discussed previously.
     Average interest-bearing demand and savings deposits grew $34.3 million and average time deposits grew by $143.7 million for the year ended December 31, 2007 compared to 2006. The average rate paid on these deposits in 2007 was 3.24% and 5.33%, up from 3.04% and 4.90%, respectively, in 2006. The increase in the average rates paid for interest-bearing deposits is due to the increase in competition for deposit in 2007.
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
      Other income
     2007 Compared to 2006. Other income increased by $880,070 in 2007, or 34.4%, compared to 2006. This increase was due to an increase in service charges on deposit accounts of $491,589, a gain on the sale of securities of $33,851, an increase in mortgage origination fees of $241,993 and an increase in other operating income of $112,637. Virtually all of the increase in service charges is attributable to an increased volume of transactions, as our deposit base increased from approximately $497 million to $615 million during 2007. All of the increase in mortgage origination fees is attributable to an increase in volume of transactions. These fees resulted from mortgage loans sold into the secondary market. Therefore, they do not correspond with an asset carried on our books.
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
      Other expenses
     2007 Compared to 2006. Other expenses increased during 2007 by $4,592,075 compared to the same period in 2006. Salaries and employee benefits increased by $2,113,277 for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, and employee incentives. The number of full-time equivalent employees increased by 7 to 192 as of December 31, 2007. Equipment and occupancy expenses combined increased by $836,628. The increase in equipment and occupancy expenses is related to the Bank’s expansion efforts. Other operating expenses increased by $1,642,170 during 2007. The largest increases have been in the categories of data processing expenses ($326,699), regulatory assessments and fees ($275,095), loss on the sale of foreclosed assets ($215,218), directors fees ($148,549), write-down on foreclosed assets ($148,275) and telephone and data processing lines ($72,817). These expenses, as well as other miscellaneous operating expenses, have increased as a result of growth and market expansion.
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
      Balance Sheet Review
     2007 Compared to 2006. Total assets increased in 2007 by $105.2 million, or 18.16%. The most significant increase in assets came in the growth of the loan portfolio, which grew $131 million, or 32%. Total interest-earning assets increased by $96.9 million, or 17.8% in 2007 as compared to 2006. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by $118.5 million, or 23.87%, which funded part of our asset growth. Non-interest-bearing demand deposits increased by $7.4 million, or 30.81%, interest-bearing demand and savings increased by $25 million, or 18%, and time deposits increased by $86 million, or 25.8%.

     Included in our deposits on December 31, 2007 was $37.2 million in brokered time deposits, which comprised approximately 9% of our total time deposits and 6% of our overall deposits. Traditionally, brokered time deposits have been considered more risky than core deposits because they are a less stable source of funding on a long-term basis. Our market, however, has become increasingly more competitive with respect to deposit funding. Therefore, we no longer believe that the risk associated with brokered deposits is significantly larger than the risks associated with time deposits generally. We believe that our use of brokered deposits is on a level that is consistent with similarly situated financial institutions in our market. We expect that our percentage of brokered time deposits to total time deposits and overall deposits will increase slightly from the levels where they are presently. Our ability to use brokered deposits, however, would be restricted if we lose our well capitalized status. Generally, with certain exceptions, banks that are not well capitalized may not accept brokered deposits.
     Stockholders’ equity increased by $3.2 million during 2007. This increase reflected a net issuance of common stock of $586,270, net income of $2,055,068, and stock compensation expense of $153,420. Accumulated other comprehensive loss represents the net unrealized loss on securities available-for-sale, which decreased during 2007 by $355,793 to $70,883.
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
     Total deposits increased by $237.9 million, or 91.9%, which funded a large part of our asset growth. Non-interest-bearing demand deposits increased by $11.2 million, or 86.7%, interest-bearing demand and savings increased by $46.8 million, or 50.8%, and time deposits increased by $179.9 million, or 117%. An additional advance of $5 million was obtained from the Federal Home Loan Bank of Atlanta and securities sold under repurchase agreements increased by $1.03 million.
     Included in our deposits on December 31, 2006 was $44.5 million in brokered time deposits, which comprised approximately 13.3% of our total time deposits and 9% of our overall deposits.
     Stockholders’ equity increased by $6.6 million. This increase reflected a net issuance of common stock of $5,808,536, net income of $266,131, and stock compensation expense of $66,735. Accumulated other comprehensive loss decreased during 2006 by $476,217 to $426,676.
      Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The securities portfolio includes government agency mortgage pool securities with stated maturities up to thirty years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than five years.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31
	2007	2006	2005
	(Dollars in Thousands)
U.S. governmental-sponsored agencies	$30,490	$49,535	$29,314
Mortgage-backed securities	32,633	19,669	10,501
State, county and municipals	15,040	910	—
Corporate securities	2,568	—	—

	$80,731	$70,114	$39,815

     The carrying amounts of securities in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications. The yields for each range of securities are weighted-average yields.

	U.S. governmental-		Mortgage-backed		State, county		Corporate
	sponsored agencies		securities		and municipals		securities
	Carrying		Carrying		Carrying		Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
In one year or less	$4,733	3.96%	$1,080	3.15%	$—	—	$—	—
After one year through five years	19,978	5.04%	4,605	3.65%	—	—	—	—
After five years through ten years	3,811	5.47%	4,051	4.94%	902	5.22%	—	—
After ten years	1,968	5.56%	22,897	5.39%	14,138	5.74%	2,568	5.95%

Total	$30,490	4.96%	$32,633	5.00%	$15,040	5.71%	$2,568	5.95%

      Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial and industrial	$47,363	$42,405	$35,761	$28,971	$12,042
Real estate — construction	163,206	114,528	60,967	25,760	3,837
Real estate — mortgage	299,219	225,119	142,520	61,037	12,724
Installment loans to individuals	30,136	26,859	24,997	19,083	6,868

	539,924	408,911	264,245	134,851	35,471
Deferred loan fees and costs	(215)	(269)	(181)	(64)	11
Less allowance for loan losses	(6,267)	(5,244)	(3,194)	(1,705)	(460)

Loans, net	$533,442	$403,398	$260,870	$133,082	$35,022

      Maturities and sensitivities to changes in interest rates
     The following table presents the expected maturities for commercial and industrial loans and real estate construction loans at December 31, 2007. The table also presents the rate structure for these loans that mature after one year.

					Rate Structure for
					Loans with
					Maturities Over
	Maturity in Months (1)				One Year
	(Dollars in Thousands)				(Dollars in Thousands)
	Less than 12 (2)	13-60	Over 60	Total	Variable Rates	Fixed Rates

Commercial and industrial	$19,661	$24,316	$3,386	$47,363	$12,307	$15,395
Real estate — construction	133,343	28,053	1,810	163,206	20,048	9,815

Total	$153,004	$52,369	$5,196	$210,569	$32,355	$25,210

(1)	The amounts are classified based on the contractual maturity date of the loan. Our installment loans generally require the borrower to make amortizing principal payments over the terms of the loan. These amortization payments are reported according to the maturity date of the underlying loan even though the loan requires that they be paid earlier.

(2)	We do not have any demand loans or loans without a stated maturity.
     Risk Elements
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis	2,284	353	252	100	0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0	0	0	0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	0	0	0	0	0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	0	0	0	0	0
     The reduction in interest income associated with nonaccrual loans as of December 31, 2007 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$206,299

Interest income that was recorded on nonaccrual loans	77,545

Reduction in interest income	$128,754

     Loans greater than 90 days past due are automatically placed on nonaccrual status. Additionally, we may place loans that are not greater than 90 days past due on nonaccrual status if we determine that the full collection of principal and interest comes into doubt. In making that determination we consider all of the relevant facts and circumstances and take into consideration the judgment of responsible lending officers, our loan committee and the regulatory agencies that review the loans as part of their regular examination process. If we determine that a larger allowance to loan losses is necessary then we will make an increase to the allowance through a provision.
     Of the $2,284,000 in non-accrual loans at December 31, 2007, approximately $93,000 consisted of commercial and industrial loans, approximately $1,110,000 of real estate — construction loans, approximately $883,000 of real estate — mortgage loans and approximately $198,000 of installment loans to individuals. The collateral for the commercial and industrial loans consist of business assets such as accounts receivable, inventory and equipment. The collateral for real estate — construction loans consists of real property. The collateral for real estate — mortgage loans consists of residential housing and the collateral for the installment loans to individuals consists of automobiles and other personal assets. We believe that the commercial and industrial loans, real estate — construction and real estate — mortgage loans are adequately collateralized. The installment loans are partially collateralized.
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
     Summary of Loan Loss Experience
     The allowance for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. The allowance for loan loss as a percentage of total loans was 1.16% at December 31, 2007 compared to 1.28% at December 31, 2006. The provision for loan loss decreased to $2,353,244 for the year ending December 31, 2007 as compared to $2,740,843 at December 31, 2006. In early 2007, management revised its loan loss reserve calculation procedures to comply with interagency guidance issued in December 2006. The revised methodology places more emphasis on the recognition of required allowances in accordance with FASB 114 regarding impaired loans and also takes into consideration environmental factors, loan loss history (including current period net charge offs), and performance to date. Prior to this change our loan loss reserve methodology was primarily based on peer group data when the Bank was in de novo status with no loan history to factor into its calculations. Due to the recent changes in the economic environment as it relates to the acquisition and development and construction markets in the southeast, we have possible exposure if these markets continue to deteriorate. We believe our exposure is limited due to the diversity of our markets (Banks, Carroll, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield Counties) along with having a lesser concentration of these types of loans than other peer banks. Management believes the allowance for loan losses is adequate as of December 31, 2007.
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
     The following table summarizes the allowance for loan losses for each year.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Average balance of loans outstanding	$485,631	$348,869	$178,332	$90,832	$2,538

Balance of allowance for loan losses at beginning of year	$5,244	$3,194	$1,705	$460	$0

Charge-offs:
Commercial and industrial	(207)	(207)	(69)	0	0
Real estate — construction	(106)	0	0	0	0
Real estate — mortgage	(609)	(182)	(74)	0	0
Installment loans to individuals	(466)	(361)	(210)	(38)	0

Total	(1,388)	(750)	(353)	(38)	0

Recoveries:
Commercial and industrial	1	2	0	0	0
Real estate — construction	0	0	0	0	0
Real estate — mortgage	0	0	0	0	0
Installment loans to individuals	57	57	27	6	0

Total	58	59	27	6	0

Net charge-offs	(1,330)	(691)	(326)	(32)	0

Additions to allowance charged to operations	2,353	2,741	1,815	1,277	460

Balance of allowance at end of year	$6,267	$5,244	$3,194	$1,705	$460

Ratio of net loan charge-offs during the year to average loans outstanding during the year	.27%	.20%	0.18%	0.04%	0.0%

     The following table summarizes the allocation of the allowance for loan losses to types of loans as of the indicated dates.

	December 31
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
		In Each		In Each		In Each		In Each		In Each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Commercial and industrial	$426	8.77%	$1,263	10.37%	$839	13.53%	$374	21.48%	$99	22.24%

Real estate — construction	2,281	30.23%	838	28.01%	368	23.08%	82	19.11%	39	9.95%

Real estate — mortgage	3,191	55.42%	2,869	55.05%	1,755	53.93%	972	45.26%	229	48.54%

Installment loans to individuals	369	5.58%	274	6.57%	232	9.46%	277	14.15%	93	19.27%

	$6,267	100.00%	$5,244	100.00%	$3,194	100.00%	$1,705	100.00%	$460	100.00%

     The allowance for loan loss allocation is based on a subjective judgment and estimates and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, there will be allowance amounts that are allocated based on evaluation of individual loans considered to be impaired by management.
     At December 31, 2006 we had foreclosed assets of $462,722. In 2007 we transferred loans in the amount of $3,055,071 into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the year ended December 31, 2007). We had $3,125 of additional expense to complete a piece of real estate and wrote-down and charged-off $453,600 on our foreclosed assets. We subsequently sold $1,462,937 and internally financed $61,711 of these assets incurring $216,473 of loss on sale. We continue to hold foreclosed assets valued at $1,326,196 and do not anticipate any significant loss on these foreclosed assets that we continue to hold.
     Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Non-interest bearing demand deposits	$32,281		$22,953		$11,044
Interest-bearing demand and savings deposits	147,356	3.24%	113,039	3.04%	76,649	2.33%
Time deposits	382,061	5.33%	238,291	4.90%	120,787	3.70%

	$561,698		$374,283		$208,480

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months and (4) over 12 months.

(Dollars in Thousands)

Three months or less	$60,594
Over three months through six months	115,750
Over six through 12 months	14,132
Over 12 months	3,888

$194,364

     Return on Equity and Assets
     The following table summarizes the December 31, 2007, 2006 and 2005 return on average assets and return on average equity.

	For the Years Ending
	December 31,
	2007	2006	2005
Return on average assets	.33%	.06%	(0.36%)
Return on average equity	3.16%	.44%	(3.06%)
Average equity as a percentage of average assets	10.32%	13.36%	11.83%
     Liquidity
     Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans. Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks. Our liquidity needs can also be met through loan participations sold to other financial institutions. At December 31, 2007 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.
     Regulatory capital requirements
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios and required minimums at December 31, 2007 are shown below. We were “well capitalized” as of December 31, 2007. Please see “Supervision and Regulation — Capital Adequacy” within Item 1 of this report for a more complete discussion of the regulatory capital requirements.

		Minimum Regulatory
	Minimum	Requirement for
	Regulatory	Well Capitalized
	Requirement	Status	Actual

Tier 1 capital to risk adjusted assets	4.00%	6.00%	12.24%
Total capital to risk adjusted assets	8.00%	10.00%	13.38%
Tier 1 leverage ratio (to average quarterly assets)	4.00%	5.00%	9.88%
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
     The following is a summary of the commitments outstanding at December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$62,064	$67,460	$63,516
Letters of credit	1,404	702	207

	$63,468	$68,162	$63,723

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
     The table below summarizes our interest-sensitive assets and liabilities as of December 31, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of December 31, 2007
(Dollars in Thousands)

	0 — 3	3 — 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	66	—	—	66
Securities	—	5,818	74,913	80,731
FHLB stock	1,042	—	—	1,042
Federal funds sold	20,005	—	—	20,005
Loans	330,749	78,875	130,085	539,709

Total interest-earning assets	351,862	84,693	204,998	641,553

Interest-bearing liabilities:

Interest-bearing demand deposits	82,531	—	—	82,531
Savings and money markets	81,594	—	—	81,594
Time deposits	134,328	250,553	34,704	419,585
Securities sold under repurchase agreement	—	—	—	—
Federal Home Loan Bank borrowings	—	—	—	—

Total interest-bearing liabilities	298,453	250,553	34,704	583,710

Interest rate sensitivity gap	53,409	(165,860)	170,294	57,843

Cumulative interest rate sensitivity gap	53,409	(112,451)	57,843

Interest rate sensitivity gap ratio	1.18	.34	5.91

Cumulative interest rate sensitivity gap ratio	1.18	.80	1.10

     At December 31, 2007 our cumulative one-year interest rate sensitivity gap ratio was 80%. Our targeted ratio is 80% to 120%. This indicates that the interest-earning assets will reprice during this period at a rate faster than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

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
     Contractual Obligations
     The follow table sets forth certain contractual obligations as of December 31, 2007.

	Payment Due by Period
					More
		Less than 1			than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	191,068	79,943	111,125	—	—
Purchase obligations	5,035,930	5,035,930	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$5,226,998	$5,115,873	$111,125	$—	$—

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See the discussion under “Asset/Liability Management” under Item 7 above, which is incorporated by reference into this Item 7A.
ITEM 8. Financial Statements and Supplementary Data.
     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2007 and 2006.
Quarterly Financial Summary for 2007 and 2006

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2007

Interest income	$10,752	$11,579	$12,393	$12,274
Interest expense	(5,656)	(6,211)	(6,645)	(6,682)

Net interest income	5,096	5,368	5,748	5,592
Provision for loan losses	(292)	(501)	(841)	(719)

Net interest income after provision for loans losses	4,804	4,867	4,907	4,873

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Other income	821	834	889	893
Other expenses	(5,037)	(5,150)	(5,624)	(5,601)

Income before income taxes	588	551	172	165
Income tax (expense) benefit	—	636	(33)	24

Net income	$588	1,187	139	$141

Basic earnings per share	$0.05	0.10	$0.01	$0.01

Diluted earnings per share	$0.05	$0.09	$0.01	$0.01

Year ended December 31, 2006

Interest income	$6,201	$7,563	$8,991	$10,352
Interest expense	(2,640)	(3,417)	(4,382)	(5,397)

Net interest income	3,561	4,146	4,609	4,955
Provision for loan losses	(605)	(631)	(725)	(780)

Net interest income after provision for loans losses	2,956	3,515	3,884	4,175
Other income	487	629	680	761
Other expenses	(3,622)	(4,085)	(4,439)	(4,675)

Income (loss) before income taxes	(179)	59	125	261
Income tax	—	—	—	—

Net income (loss)	$(179)	$59	$125	$261

Basic earnings (losses) per share	$(0.02)	$—	$0.01	$0.02

Diluted earnings (losses) per share	$(0.02)	$—	$—	$0.02

     The annual financial statements required by this Item 8 are included in Exhibit 13 to this report and incorporated into this Item 8 by reference.
ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to give reasonable assurance in alerting us in a timely fashion to material information relating to us that is required to be included in the reports that we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financing Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
Attestation Report of the Registered Public Accounting Firm
     Our independent auditors have issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Exhibit 13 to this Annual Report on Form 10-K.
ITEM 9B. Other Information.
     None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
     The disclosures required by this Item 10 are incorporated by reference to the sections titled “Directors and Executive Officers”, “Section 16 Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Committees and Meetings of the Board of Directors” in our definitive proxy statement for the 2008 annual meeting of shareholders.
ITEM 11. Executive Compensation.
     The disclosures required by this Item 11 are incorporated by reference to the section titled “Executive Compensation” in our definitive proxy statement for the 2008 annual meeting of shareholders.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The disclosures required by this Item 12, except as set forth below, are incorporated by reference to the sections titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in our definitive proxy statement for the 2008 annual meeting of shareholders.
Equity Compensation Plan Table
     The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
		Weighted-	Number of securities
	Number of	average exercise	remaining available for
	securities to be	price of	future issuance under
	issued upon exercise	outstanding	equity compensation
	of outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))

Equity compensation plans approved by security holders	1,293,275	$6.45	327,976
Equity compensation plans not approved by security holders	—	—	—

Total	1,293,275	$6.45	327,976

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
     The disclosures required by this Item 13 are incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2008 annual meeting of shareholders.
ITEM 14. Principal Accountant Fees and Services.
     The disclosures required by this Item 14 are incorporated by reference to the section titled “Ratification of Independent Auditors” in our definitive proxy statement for the 2008 annual meeting of shareholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

The exhibits identified in (b) below.

(b)	The following exhibits are furnished with this registration statement.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to exhibit 3.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

3.2	Bylaws (incorporated by reference to exhibit 3.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

10.1	2004 Stock Option Plan (incorporated by reference to exhibit 10.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.2	Employment Agreement with Jackie L. Reed (incorporated by reference to exhibit 10.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

Exhibit No.	Name of Exhibit

10.3	Employment Agreement with Teresa L. Martin (incorporated by reference to exhibit 10.3 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.4	Employment Agreement with Gregory S. Akins (incorporated by reference to exhibit 10.4 of Registrant’s Form 10/A filed with the SEC on June 29, 2006) *

10.5	2007 Equity Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed with the SEC on April 25, 2007, which consists of pages C-1 through C-18)*

13	Consolidated Financial Statements of FGBC Bancshares, Inc.

21	List of Subsidiaries (incorporated by reference to exhibit 21 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certificate of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
By:	/s/ Jackie L. Reed		Date: March 14, 2008
	Name:	Jackie L. Reed
	Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jackie L. Reed	Date: March 17, 2008

Jackie L. Reed Chief Executive Officer and Director [Principal Executive Officer]

/s/ Teresa L. Martin	Date: March 17, 2008

Teresa L. Martin Chief Financial Officer and Executive Vice President [Principal Financial Officer and Principal Accounting Officer]

/s/ Roy L. Denny	Date: March 17, 2008

Roy L. Denny, Director

/s/ Walter D. Duke	Date: March 17, 2008

Walter D. Duke, Director

/s/ Wyche T. Green, III	Date: March 17, 2008

Wyche T. Green, III, Director

Date: March , 2008

Greg M. Hagan, Director

/s/ George B. Hamil, Jr.	Date: March 17, 2008

George B. Hamil, Jr., Director

/s/ Terry L. Harper	Date: March 17, 2008

Terry L. Harper, Director

Date: March , 2008

Emmett K. Harrod, Director

/s/ Howard J. Lindsey	Date: March 17, 2008

Howard J. Lindsey, Director

/s/ Dennis H. McDowell	Date: March 17, 2008

Dennis H. McDowell, Director

/s/ Edward R. Newbern	Date: March 17, 2008

Edward R. Newbern, Director

Date: March , 2008

Randall Pugh, Director

Date: March , 2008

Carl R. Sewell, Jr., Director

/s/ Bart R. Smith	Date: March 17, 2008

Bart R. Smith, Director

Date: March , 2008

Gleamer L. Smith, Jr., Director

/s/ Robert L. Stewart, Jr.	Date: March 17, 2008

Robert L. Stewart, Jr., Director