Form 10-Q
period 2008-03-31
FGBC Bancshares, Inc.
filed 2008-05-12
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
__________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___to ___
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
Yes ☐     No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of May 1, 2008: 12,198,840; no par value.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Report speak only as of the date of the Report and we have no obligation to update or revise any of these forward-looking statements.
     The forward-looking statements that we make in this Report, as well as other statements that are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. These risks and uncertainties include, among other things, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$11,254,402	$6,112,287
Interest-bearing deposits in banks	28,510	66,017
Federal funds sold	2,341,000	20,005,000
Securities available-for-sale, at fair value	79,797,889	80,731,983
Restricted equity securities, at cost	1,907,100	1,041,800
Loans	581,689,786	539,709,171
Less allowance for loan losses	6,754,561	6,267,211

Loans, net	574,935,225	533,441,960

Premises and equipment	35,081,897	34,286,994
Other assets	10,350,907	8,947,469

Total assets	$715,696,930	$684,633,510

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$35,490,116	$31,526,232
Interest-bearing	595,995,950	583,710,127

Total deposits	631,486,066	615,236,359
Other borrowings	15,000,000	—
Other liabilities	2,209,226	2,607,209

Total liabilities	648,695,292	617,843,568

Commitments and contingencies
Stockholders’ equity:
Common Stock, par value $0, 100,000,000 shares authorized; 12,195,761 and 12,185,144 shares issued and outstanding, respectively	67,636,561	67,478,254
Accumulated deficit	(327,616)	(617,429)
Accumulated other comprehensive loss	(307,307)	(70,883)

Total stockholders’ equity	67,001,638	66,789,942

Total liabilities and stockholders’ equity	$715,696,930	$684,633,510

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Interest income:
Loans, including fees	$10,515,889	$9,461,391
Taxable securities	874,206	837,760
Nontaxable securities	159,574	18,649
Federal funds sold	31,436	308,658
Other interest income	19,004	125,779

Total interest income	11,600,109	10,752,237

Interest expense:
Deposits	6,200,651	5,601,730
Other borrowings	26,735	54,506

Total interest expense	6,227,386	5,656,236

Net interest income	5,372,723	5,096,001
Provision for loan losses	858,812	291,809

Net interest income after provision for loan losses	4,513,911	4,804,192

Other income:
Service charges on deposit accounts	517,212	412,110
Mortgage origination fees	370,555	330,992
Net gain on sale of securities available for sale	609,032	—
Net gain on sale of premises and equipment	173,870	—
Other operating income	83,907	77,772

Total other income	1,754,576	820,874

Other expenses:
Salaries and employee benefits	3,492,459	3,133,700
Equipment and occupancy expenses	812,036	678,684
Other operating expenses	1,546,015	1,224,572

Total other expenses	5,850,510	5,036,956

Income before income taxes	417,977	588,109
Income tax expense	128,163	—

Net income	289,814	588,109

Basic earnings per share	$0.02	$0.05

Diluted earnings per share	$0.02	$0.05

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Net income	$289,814	$588,109
Other comprehensive income (loss):
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $231,432	(377,600)	-
Net unrealized holding gains on securities available for sale arising during period, net of tax of $86,526 and $0	141,176	52,711

Other comprehensive income (loss)	(236,424)	52,711

Comprehensive income	$53,390	$640,820

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$289,814	$588,109
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	462,159	321,766
Amortization and accretion of securities	6,224	3,054
Provision for loan losses	858,812	291,809
Stock compensation expense	76,902	5,490
Deferred taxes	344,258	—
Net gain on sale of securities available for sale	(609,032)	—
Loss on sale of foreclosed assets	99,350	21,072
Gain on sale of premises and equipment	(173,870)	—
Increase (decrease) in income taxes payable	472,091	(674,857)
Increase (decrease) in interest receivable	407,577	(348,167)
Increase in interest payable	16,283	16,836
Net other operating activities	(1,265,834)	(806,499)

Net cash (used in) provided in operating activities	984,734	(581,387)

INVESTING ACTIVITIES
Decrease in interest bearing deposits in banks	37,507	5,911,170
Purchases of securities available for sale	(42,954,149)	(22,976,644)
Proceeds from maturities of securities available for sale	9,104,222	17,408,469
Proceeds from sales of securities available for sale	35,005,499	—
(Purchases) redemptions of restricted equity securities	(865,300)	300,900
Net decrease in federal funds sold	17,664,000	23,533,000
Net increase in loans	(44,347,926)	(44,076,130)
Purchase of premises and equipment	(2,087,932)	(2,954,775)
Proceeds from sale of foreclosed assets	309,346	194,566
Proceeds from sale of premises and equipment	1,004,740	-
Additions to other real estate owned	(43,736)	(6,159)

Net cash used in investing activities	(27,173,729)	(22,665,603)

FINANCING ACTIVITIES
Net increase in deposits	16,249,707	39,812,403
Net increase in (repayments of) other borrowings	15,000,000	(15,000,000)
Net decrease in federal funds purchased and repurchase agreements	—	(1,027,230)
Excess tax benefit from stock options exercised	—	80,104
Proceeds from exercise of stock options	89,288	190,479
Purchase of fractional shares of common stock	(7,885)	—

Net cash provided by financing activities	31,331,110	24,055,756

Net increase in cash and due from banks	5,142,115	808,766
Cash and due from banks, beginning of period	6,112,287	7,343,589

Cash and due from banks, end of period	$11,254,402	$8,152,355

	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$6,245,877	$5,731,512
Income taxes	$—	$594,753
NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$—	$7,100
Loans transferred to foreclosed assets	$1,995,849	$424,664
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
     Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Weighted average common shares outstanding	12,190,121	12,075,206

Net income	$289,814	$588,109

Basic earnings per share	$.02	$.05

Diluted earnings per share:
Weighted average common shares outstanding	12,190,121	12,075,206
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	734,395	752,201

Total weighted average common shares and common stock equivalents outstanding	12,924,516	12,827,407

Net income	$289,814	$588,109

Diluted earnings per share	$.02	$.05

NOTE 3.     FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     FASB No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$79,797,889	$—	$79,797,889
Total assets at fair value	$—	$79,797,889	$—	$79,779,889

NOTE 4.     COMMON STOCK SPLIT
     On February 21, 2008, the Company’s Board of Directors declared a 4-for-3 common stock split. All per share and stock option information has been restated to reflect the effects of the split

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Critical Accounting Policies
     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007, which were included as part of our Form 10-K filed with the SEC on March 17, 2008.
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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2008. The liquidity ratio at March 31, 2008 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 11% and the loan to deposit ratio was approximately 91%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

	Actual
				Regulatory
				Minimum
			Regulatory	Requirement for
			Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratio	9.67%	9.34%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	11.65	11.25	4.00	6.00
Total capital	12.82	12.42	8.00	10.00
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31,
2008
(Dollars in Thousands)
Commitments to extend credit	$64,700
Letters of credit	1,782

$66,482

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in Thousands)
Cash and due from banks	$11,254	$6,112
Interest-bearing deposits in banks	29	66
Federal funds sold	2,341	20,005
Securities	79,798	80,732
Loans, net	574,935	533,442
Premises and equipment	35,082	34,287
Other assets	12,258	9,989

	$715,697	$684,633

Deposits	$631,486	$615,236
Other borrowings	15,000	-
Securities sold under repurchase agreement	—	-
Other liabilities	2,209	2,607
Stockholders’ equity	67,002	66,790

	$715,697	$684,633

     Our total assets grew by 4.5% for the first three months of 2008 to $716 million. Deposit growth of $16.3 million combined with a $18.5 million decrease in federal funds sold and securities and a $15 million increase in FHLB borrowings funded $41.5 million of loan growth. On March 31, 2008 our contractual purchase obligations totaled $2.7 million. Our loan to deposit ratio increased to 91% at March 31, 2008 from 87% at December 31, 2007.

     Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth.
Results of Operations for the Three Months Ended March 31, 2008 and 2007
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Interest income	$11,600	$10,752
Interest expense	(6,227)	(5,656)

Net interest income	5,373	5,096
Provision for loan losses	(859)	(292)
Other income	1,755	821
Other expense	(5,851)	(5,037)

Pretax income	418	588
Income taxes	(128)	-

Net income (loss)	$290	$588

     Our net interest income during the first quarter of 2008 was $5,372,723, which represented an increase of $276,722 as compared to the same period in 2007. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 7.16% and 7.93% for the three months ended March 31, 2008 and 2007, respectively. The cost of interest bearing liabilities was 4.22% and 4.68% for the three months ended March 31, 2008 and 2007, respectively. Our net interest margin was 3.32% during the first three months of 2008 as compared to 3.76% for the first three months of 2007. Interest-earning assets typically reprice faster than interest-bearing liabilities; therefore, the net interest margin reflects past interest rate environments as well as the current rate environment. As the liabilities reprice, the net interest margin should gradually increase in a downward interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin.
     Provision and Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
     The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on a periodic evaluation of the collectibility of existing loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance for loan loss as a percentage of total loans was 1.16% at both March 31, 2008 and December 31, 2007. A provision of $858,912 was made during the three-month period ending March 31, 2008 compared to $291,809 for the comparable period ending March 31, 2007.
     The U.S. housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changing economic conditions. Our markets are not immune from these challenges. We believe that our concentration of acquisition, development and construction loans for residential projects is lower than many of our peers, which to date has allowed us to avoid substantial writedowns of our loan portfolio. We have also benefited from the fact that we serve a larger number of markets than many other community banks, which gives us greater geographic diversity. We believe that our allowance for loan losses at March 31, 2008 is adequate to absorb losses inherent in our portfolio. However, if the market conditions continue to deteriorate, we could be forced to make additional valuation adjustments on our loans and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.
     Information with respect to non-accrual, past due and restructured loans at March 31, 2008 and 2007 is as follows:

	March 31
	2008	2007
	(Dollars in Thousands)
Nonaccrual loans	$1,374	$235
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	1,655	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	283	22
Interest income that was recorded on non-accrual and restructured loans	210	7
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured. Of the $1,655 potential problem loans listed in the table above, 83% are comprised of three construction and A&D-lending relationships which we are actively managing.
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

     Information regarding certain loans and allowance for loan loss data through March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$556,723	$434,502

Balance of allowance for loan losses at beginning of period	$6,267	$5,244

Loans charged off Commercial and financial	(19)	(16)
Real estate mortgage	(263)	(14)
Installment	(111)	(89)

	(393)	(119)

Loans recovered Commercial and financial	—	-
Real estate mortgage	1	-
Installment	21	15

	22	15

Net charge-offs	(371)	(104)

Additions to allowance charged to operating expense during period	859	292

Balance of allowance for loan losses at end of period	$6,755	$5,432

Ratio of net loans charged off during the period to average loans outstanding	.07%	.02%

     Other Income and Expenses
     Other income increased by $933,702 during the first quarter of 2008 as compared to the same period in 2007. The increase was the result of net realized gains on sales of available securities of $609,032, net realized gains on sales of premises and equipment of $173,870, increases in service charges on deposits accounts of $105,102 and increases in mortgage origination fees of $39,563.
     Other expenses increased by $813,554 during the first quarter of 2008 as compared to the same period in 2007. The increase is due to increases in salaries and employee benefits of $358,759, increases in other operating expenses of $321,443 and increases in occupancy and equipment expenses of $133,352. Salaries and employee benefits have increased due to the number of full time employees growing to 194 at March 31, 2008 from 180 at March 31, 2007 and to other annual salary increases. Other operating expenses have increased due to our significant growth.
     We recorded income tax expense of $128,163 during the first quarter of 2008. Going forward, we will continue to record income tax provisions based upon our pre-tax income. No provision for income taxes was recorded for the three months of 2007 due to accumulated deficits incurred prior to that period.

     General
     We are not aware of any known trends, events or uncertainties, other than the effect of events of the real estate market, rate cuts and other events as described in this report, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
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
     The table that follows summarizes our interest-sensitive assets and liabilities as of March 31, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of March 31, 2008
(Dollars in Thousands)

	0 3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	29	—	—	29
Securities	—	—	79,798	79,798
Restricted equity securities	1,907	—	—	1,907
Federal funds sold	2,341	—	—	2,341
Loans	331,697	93,337	156,656	581,690

Total interest-earning assets	335,974	93,337	236,454	665,765

Interest-bearing liabilities:
Interest-bearing demand deposits	87,735	—	—	87,735
Savings and money markets	85,525	—	—	85,525
Time deposits	134,057	253,834	34,845	422,736
Other borrowings	—	—	15,000	15,000

Total interest-bearing liabilities	307,317	253,834	49,845	610,996

Interest rate sensitivity gap	28,657	(160,497)	186,609	60,163

Cumulative interest rate sensitivity gap	28,657	(131,840)	54,769

Interest rate sensitivity gap ratio	1.09	0.37	4.74

Cumulative interest rate sensitivity gap ratio	1.09	0.77	1.09

     At March 31, 2008 our cumulative one-year interest rate sensitivity gap ratio was .77. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4.     Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.
Item 1A.     Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10-K filed with the SEC on March 17, 2008.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the first quarter of 2008.
Item 3.     Defaults Upon Senior Securities
     None.
Item 4.     Submission of Matters to a Vote of Security Holders
     None.
Item 5.     Other Information
     On May 6, 2008 we commenced a private placement of up to 1,666,666 shares of our common stock. The price per share in the offering is $15.00. The total offering price is $25 million. The shares are being sold on our behalf on a “best efforts” basis by our directors and executive officers to selected accredited investors. No commissions are being paid. The shares that are being offered have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The offering is being conducted in a manner designed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder.
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

FGBC BANCSHARES, INC.
Date: May 12, 2008	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: May 12, 2008	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer