Form 10-Q
period 2008-06-30
FGBC Bancshares, Inc.
filed 2008-08-11
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of July 31, 2008: 12,360,094; no par value.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include or relate to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Report speak only as of the date of the Report and we have no obligation to update or revise any of these forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Cash and due from banks	$10,559,784	$6,112,287
Interest-bearing deposits in banks	79,342	66,017
Federal funds sold	8,582,000	20,005,000
Securities available for sale, at fair value	71,721,480	80,731,983
Restricted equity securities, at cost	1,907,100	1,041,800

Loans	646,850,393	539,709,171
Less allowance for loan losses	7,635,436	6,267,211

Loans, net	639,214,957	533,441,960

Premises and equipment	36,011,789	34,286,994
Other assets	12,331,723	8,947,469

Total assets	$780,408,175	$684,633,510

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$41,154,993	$31,526,232
Interest-bearing	654,335,778	583,710,127

Total deposits	695,490,771	615,236,359
Other borrowings	15,000,000	—
Other liabilities	2,187,305	2,607,209

Total liabilities	712,678,076	617,843,568

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 12,205,690 and 12,185,144 shares issued and outstanding, respectively	70,098,367	67,478,254
Accumulated deficit	(1,091,240)	(617,429)
Accumulated other comprehensive loss	(1,277,028)	(70,883)

Total stockholders’ equity	67,730,099	66,789,942

Total liabilities and stockholders’ equity	$780,408,175	$684,633,510

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$10,031,672	$10,254,689	$20,547,561	$19,716,080
Taxable securities	768,111	813,876	1,642,317	1,651,636
Nontaxable securities	155,052	99,910	314,626	118,559
Federal funds sold	47,186	383,004	78,622	691,662
Other interest income	27,268	27,230	46,272	153,009

Total interest income	11,029,289	11,578,709	22,629,398	22,330,946

Interest expense:
Deposits	5,625,336	6,210,504	11,825,987	11,812,234
Other borrowings	135,531	—	162,266	54,506

Total interest expense	5,760,867	6,210,504	11,988,253	11,866,740

Net interest income	5,268,422	5,368,205	10,641,145	10,464,206
Provision for loan losses	1,566,267	500,910	2,425,079	792,719

Net interest income after provision for loan losses	3,702,155	4,867,295	8,216,066	9,671,487

Other income:
Service charges on deposit accounts	569,756	460,598	1,086,968	872,708
Mortgage origination fees	348,549	364,923	719,104	695,915
Net gain on sale of securities available for sale	20,955	—	629,987	—
Net gain (loss) on sale of premises and equipment	(3,732)	—	170,138	—
Other operating income	51,349	8,704	135,256	86,476

Total other income	986,877	834,225	2,741,453	1,655,099

Other expenses:
Salaries and employee benefits	3,465,584	3,134,875	6,958,043	6,268,575
Occupancy and equipment expenses	828,766	781,777	1,640,802	1,460,461
Other operating expenses	1,662,071	1,233,843	3,208,086	2,458,416

Total other expenses	5,956,421	5,150,495	11,806,931	10,187,452

Net income (loss) before income taxes	(1,267,389)	551,025	(849,412)	1,139,134

Income tax benefit	(503,764)	(636,323)	(375,601)	(636,323)

Net income (loss)	(763,625)	1,187,348	(473,811)	1,775,457

Basic earnings (losses) per share	$(0.06)	$0.10	$(0.04)	$0.15

Diluted earnings (losses) per share	$(0.06)	$0.09	$(0.04)	$0.14

Cash dividends per share	$—	$--	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(763,625)	$1,187,348	$(473,811)	$1,775,457

Other comprehensive loss:
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $7,963 and $0 for three months and $239,394 and $0 for six months	(12,992)	—	(390,593)	—

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit of $586,382 and $0 for three months and $499,856 and $0 for six months	(956,729)	(948,114)	(815,552)	(895,403)

Other comprehensive income (loss)	(969,721)	(948,114)	(1,206,145)	(895,403)

Comprehensive income (loss)	$(1,733,346)	$239,234	$(1,679,956)	$880,054

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(473,811)	$1,775,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	945,017	738,921
Amortization and accretion of securities	17,421	7,205
Provision for loan losses	2,425,079	792,719
Stock compensation expense	172,998	32,352
Deferred taxes	(731,365)	(1,239,639)
Net gain on sale of securities available for sale	(629,987)	—
Net loss on sale of foreclosed assets	175,741	63,110
Net (gain) loss on sale of premises and equipment	(170,138)	4,382
Increase (decrease) in income taxes payable	(165,765)	14,316
Increase (decrease) in interest receivable	377,270	(482,033)
Decrease in interest payable	(90,480)	(76,139)
Net other operating activities	(34,276)	(493,002)

Net cash provided by operating activities	1,817,704	1,137,649

INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in banks	(13,325)	10,897,948
Purchases of securities available for sale	(42,954,149)	(31,727,478)
Proceeds from maturities of securities available for sale	8,434,160	20,991,246
Proceeds from sales of securities available for sale	42,197,663	—
(Purchases) redemptions of restricted equity securities	(865,300)	300,900
Net decrease in federal funds sold	11,423,000	36,969,000
Net increase in loans	(111,630,815)	(83,197,487)
Purchase of premises and equipment	(3,505,670)	(4,491,020)
Proceeds from sale of foreclosed assets	1,024,856	555,372
Proceeds from sale of premises and equipment	1,005,997	—
Additions to other real estate owned	(188,150)	(3,125)

Net cash used in investing activities	(95,071,733)	(49,704,644)

FINANCING ACTIVITIES
Net increase in deposits	80,254,412	65,340,922
Net increase in (repayments of) other borrowings	15,000,000	(15,000,000)
Net decrease in federal funds purchased and repurchase agreements	—	(1,027,230)
Excess tax benefit from stock options exercised	—	80,104
Proceeds from sale of common stock	2,306,040	—
Proceeds from exercise of stock options	149,018	247,264
Purchase of fractional shares of common stock	(7,944)	—

Net cash provided by financing activities	97,701,526	49,641,060

Net increase in cash and due from banks	4,447,497	1,074,065

Cash and due from banks, beginning of period	6,112,287	7,343,589

Cash and due from banks, end of period	$10,559,784	$8,417,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$12,142,561	$12,073,579
Income taxes	$200,000	$1,263,857

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$—	$808,129
Loans transferred to foreclosed assets	$3,432,739	$7,100
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	12,198,712	12,092,971

Net income (loss)	$(763,625)	$1,187,348

Basic earnings (losses) per share	$(.06)	$.10

Diluted earnings (losses) per share:
Weighted average common shares outstanding	12,198,712	12,092,971
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	818,460

Total weighted average common shares and common stock equivalents outstanding	12,198,712	12,911,431

Net income (loss)	$(763,625)	$1,187,348

Diluted earnings (losses) per share	$(.06)	$.09

	Six Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	12,194,416	12,084,137

Net income (loss)	$(473,811)	$1,775,457

Basic earnings (losses) per share	$(.04)	$.15

Diluted earnings (losses) per share:
Weighted average common shares outstanding	12,194,416	12,084,137
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	785,331

Total weighted average common shares and common stock equivalents outstanding	12,194,416	12,869,468

Net income (loss)	$(473,811)	$1,775,457

Diluted earnings (losses) per share	$(.04)	$.14

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

     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$71,721,480	$—	$71,721,480

Total assets at fair value	$—	$71,721,480	$—	$71,721,480

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
Overview
     The second quarter of 2008 was highlighted by continued growth as our total assets increased by almost $65 million to approximately $780 million at June 30, 2008. However, we recorded a net loss of $763,625 for the second quarter of 2008 compared to net income of $1,187,348 for the corresponding period in 2007. While nonperforming assets have increased marginally, the most significant factor contributing to our net loss for the quarter was the compression that we have experienced in our net interest margin, which dropped from 3.74% for the second quarter of 2007 to 3.17% for the second quarter of 2008. This compression was a direct result of the interest rate reductions that were initiated by the Federal Reserve in the latter part of 2007 and the early part of 2008. Because our loans generally reprice more quickly than our deposits, the declining rate environment has significantly reduced our net interest margins. We would generally expect to see a larger loan portfolio produce higher levels of net interest income. However, our net interest income dropped slightly in the second quarter of 2008 compared to the corresponding period in 2007 even though our average loans increased from $451,647,616 for the second quarter of 2007 to $582,164,823 for the second quarter of 2008. In short, the increase in the volume of our loans was offset by compressed interest margins.
     Our profitability has also been negatively impacted by our branch expansion program. Over the last 10 months we have opened 2 new branches. Personnel and non-recurring start-up costs associated with the opening of new branches tend to be an initial drag on earnings. As these new offices start to increase their loan portfolio and their deposit bases, however, we expect them to generate profits and thus contribute to our overall profitability.
     We currently expect that our loan growth will continue throughout 2008 due to the continued expansion of our branch network. Our growth, however, may be tempered if the economic slowdown that has affected certain larger metropolitan markets spreads to our markets. So far, the real estate markets in the communities that we serve have shown only moderate signs of weakness relative to larger markets such as metropolitan Atlanta. Although we are not immune from general market conditions and have experienced marginal increases in nonperforming assets, we have avoided substantial write downs of our loan portfolio. We believe that this is attributable to the fact that our concentration of acquisition, construction and development loans is lower than many of our peers. We have also benefited, in our opinion, from the fact that we serve a larger number of markets than many other community banks, which gives us more geographic diversity. While we have seen some softening, which may hamper our growth, we do not currently anticipate any widespread deterioration in our overall loan portfolio.
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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2008. The liquidity ratio at June 30, 2008 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 12% and the loan to deposit ratio was approximately 93%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

				Regulatory
				Minimum
			Regulatory	Requirement for
	Actual		Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratio	9.29%	8.99%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	10.80	10.45	4.00	6.00
Total capital	12.00	11.65	8.00	10.00
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2008
(Dollars in Thousands)

Commitments to extend credit	$66,051
Letters of credit	1,782

$67,833

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

Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in Thousands)

Cash and due from banks	$10,560	$6,112
Interest-bearing deposits in banks	79	66
Federal funds sold	8,582	20,005
Securities	71,721	80,732
Loans, net	639,215	533,442
Premises and equipment	36,012	34,287
Other assets	14,239	9,989

	$780,408	$684,633

Deposits	$695,491	$615,236
Other borrowings	15,000	—
Securities sold under repurchase agreement	—	—
Other liabilities	2,187	2,607
Stockholders’ equity	67,730	66,790

	$780,408	$684,633

     Our total assets grew by 14% for the first six months of 2008 to $780 million. Deposit growth of $80.2 million combined with a $20.4 million decrease in federal funds sold and securities and a $15 million increase in FHLB borrowings funded $107 million of loan growth. On June 30, 2008 our contractual purchase obligations totaled $2.2 million for premises and equipment. Our loan to deposit ratio increased to 93% at June 30, 2008 from 87% at December 31, 2007. Our current securities, deposit balances and available lines of credit of approximately $41.9 million should provide the funds for expected loan growth.
Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Interest income	$11,029	$11,579
Interest expense	(5,761)	(6,211)

Net interest income	5,268	5,368
Provision for loan losses	(1,566)	(501)
Other income	986	834
Other expense	(5,955)	(5,150)

Pretax income (loss)	(1,267)	551
Income tax benefit	(504)	(636)

Net income (loss)	$(763)	$1,187

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Interest income	$22,629	$22,331
Interest expense	(11,988)	(11,867)

Net interest income	10,641	10,464
Provision for loan losses	(2,425)	(792)
Other income	2,741	1,655
Other expense	(11,806)	(10,188)

Pretax income (loss)	(849)	1,139
Income tax benefit	(375)	(636)

Net income (loss)	$(474)	$1,775

     Our net interest income during the six months ended June 30, 2008 was $10,641,145, which represented an increase of $176,939 as compared to the same period in 2007. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 6.74% and 7.98% for the six months ended June 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.91% and 4.74% for the six months ended June 30, 2008 and 2007, respectively. Our net interest margin was 3.17% during the first six months of 2008 as compared to 3.74% for the first six months of 2007. Interest-earning assets typically reprice faster than interest-bearing liabilities; therefore, the net interest margin reflects past interest rate environments as well as the current rate environment. As the liabilities reprice, the net interest margin should gradually increase in a downward interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin.
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
     The allowance calculation has several components, the largest of which analyzes three years of historical loss rates within specific groups of commercial and installment loans and applies environmental factors to determine the allowance percentage. Another component of the allowance calculation is for loans classified as “impaired” for which FASB No. 114 requires the Bank to establish a specific reserve. Impaired loans are defined as loans where the discounted cash flows (or collateral value per observable market price) are lower than the carrying value. Our allowance for loan loss as a percentage of total loans was 1.18% at June 30, 2008 and 1.16% at December 31, 2007. A provision of $2,425,079 was made during the six-month period ending June 30, 2008 compared to $792,719 for the comparable period ending June 30, 2007.
     The U.S. housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changing economic conditions. Our markets are not immune from these challenges. We believe that our concentration of acquisition, development and construction loans for residential projects is lower than many of our peers, which to date has allowed us to avoid substantial write-downs of our loan portfolio. We have also benefited from the fact that we serve a larger number of markets than many other community banks, which gives us greater geographic diversity. We believe that our allowance for loan losses at June 30, 2008 is adequate to absorb losses inherent in our portfolio. However, if the market conditions continue to deteriorate, we could be forced to make additional valuation adjustments on our loans and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.

     Information with respect to non-accrual, past due and restructured loans at June 30, 2008 and 2007 is as follows:

	June 30
	2008	2007
	(Dollars in Thousands)

Non-accrual loans	$2,134	$1,160
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	642	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	365	73
Interest income that was recorded on non-accrual and restructured loans	270	53
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured. Of the approximately $642,000 potential problem loans listed in the table above, 70% are comprised of two lending relationships which we are actively managing.
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

     Information regarding certain loans and allowance for loan loss data through June 30, 2008 and 2007 is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Average amount of loans outstanding	$582,165	$451,648

Balance of allowance for loan losses at beginning of period	$6,267	$5,244

Loans charged off
Commercial and financial	(459)	(16)
Real estate mortgage	(474)	(76)
Installment	(157)	(176)

	(1,090)	(268)

Loans recovered
Commercial and financial	1	1
Real estate mortgage	4	—
Installment	28	26

	33	27

Net charge-offs	(1,057)	(241)

Additions to allowance charged to operating expense during period	2,425	793

Balance of allowance for loan losses at end of period	$7,635	$5,796

Ratio of net loans charged off during the period to average loans outstanding	.18%	.05%

     Other Income and Expenses
     Other income increased by $152,652 and $1,086,354 during the second quarter and first six months of 2008, respectively, as compared to the corresponding periods in 2007. The increases were primarily the result of net realized gains on sales of available securities of $20,955 and $629,987, net realized gains (loss) on sales of premises and equipment of ($3,732) and $170,138, increases in service charges on deposits accounts of $109,158 and $214,260, and increases in other operating income of $42,645 and $48,780 during the second quarter and first six months of 2008, respectively, as compared to the corresponding periods in 2007.
     Other expenses increased by $805,926 and $1,619,479 during the second quarter and first six months of 2008 as compared to the corresponding periods in 2007. The increases were due to increases in salaries and employee benefits of $330,709 and $689,468, increases in other operating expenses of $428,228 and $749,670, and increases in occupancy and equipment expenses of $46,989 and $180,341 during the second quarter and first six months of 2008, respectively, as compared to the corresponding periods in 2007. Salaries and employee benefits have increased due to the number of full time equivalent employees growing to 206 at June 30, 2008 from 176 at June 30, 2007 and to other annual salary increases. Other operating expenses have increased due to our continued significant growth.

     We recorded income tax benefit of $503,754 and $375,601 during the first quarter and first six months of 2008. In the second quarter of 2007, we recorded an income tax benefit of $636,323. Going forward, we will continue to record income tax provisions (benefits) based upon our pre-tax income.

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

     The table that follows summarizes our interest-sensitive assets and liabilities as of June 30, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of June 30, 2008
(Dollars in Thousands)

	0-3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	79	—	—	79
Securities	—	—	71,721	71,721
Restricted equity securities	1,907	—	—	1,907
Federal funds sold	8,582	—	—	8,582
Loans	330,825	95,423	220,602	646,850

Total interest-earning assets	341,393	95,423	292,323	729,139

Interest-bearing liabilities:
Interest-bearing demand deposits	84,581	—	—	84,581
Savings and money markets	104,343	—	—	104,343
Time deposits	142,383	247,685	75,344	465,412
Other borrowings	—	—	15,000	15,000

Total interest-bearing liabilities	331,307	247,685	90,344	669,336

Interest rate sensitivity gap	10,086	(152,262)	201,979	59,803

Cumulative interest rate sensitivity gap	10,086	(142,176)	59,803

Interest rate sensitivity gap ratio	1.03	0.39	3.24

Cumulative interest rate sensitivity gap ratio	1.03	0.75	1.09

     At June 30, 2008 our cumulative one-year interest rate sensitivity gap ratio was .75. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
     As reported on our Form 10-Q filed on May 12, 2008, we commenced a private placement of up to 1,666,666 shares of common stock on May 6, 2008. The price per share in the offering is $15.00. The total offering price is $25 million. The shares are being sold on our behalf on a “best efforts” basis by our directors and executive officers to selected accredited investors. No commissions are being paid. The shares that are being offered have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The offering is being conducted in a manner designed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder. We had sold 153,736 shares pursuant to this offering through June 30, 2008.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 19, 2008. At the meeting, the following matters were submitted to a vote:
(1)	Proposal One — Election of Five Class I Directors

Name	Votes For	Votes Against/Abstain
Roy L. Denney	6,681,996	83,937
Greg M. Hagan	6,681,996	83,937
Emmett K. Harrod	6,681,996	83,937
Edward R. Newbern	6,681,996	83,937
G. Randall Pugh	6,681,996	83,937
Bart R. Smith	6,681,996	83,937
(2)	Proposal Two — Proposal Three — To ratify the selection of Mauldin & Jenkins, LLC as the Company’s independent auditors for 2007.

Votes For	Votes Against	Abstain
6,752,087	0	13,846

Item 5.	Other Information
     None.

Item 6.	Exhibits
     The following exhibits are included with this report:

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: August 11, 2008	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: August 11, 2008	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer