Form 10-Q
period 2008-10-30
FGBC Bancshares, Inc.
filed 2008-11-10
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of October 31, 2008: 12,482,026; no par value.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets

Cash and due from banks	$7,971,339	$6,112,287
Interest bearing deposits in banks	72,168	66,017
Federal funds sold	17,423,000	20,005,000
Securities available for sale, at fair value	72,341,626	80,731,983
Restricted equity securities, at cost	1,985,900	1,041,800

Loans	690,983,550	539,709,171
Less allowance for loan losses	9,606,372	6,267,211

Loans, net	681,377,178	533,441,960

Premises and equipment	37,621,703	34,286,994
Other assets	13,141,159	8,947,469

Total assets	$831,934,073	$684,633,510

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$37,554,729	$31,526,232
Interest-bearing	706,660,603	583,710,127

Total deposits	744,215,332	615,236,359
Other borrowings	16,750,000	—
Other liabilities	1,865,229	2,607,209

Total liabilities	762,830,561	617,843,568

Stockholders’ equity
Common stock, par value $0; 100,000,000 shares authorized; 12,450,552 and 12,185,144 shares issued and outstanding, respectively	71,524,008	67,478,254
Accumulated deficit	(2,018,856)	(617,429)
Accumulated other comprehensive loss	(401,640)	(70,883)

Total stockholders’ equity	69,103,512	66,789,942

Total liabilities and stockholders’ equity	$831,934,073	$684,633,510

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$10,586,518	$11,178,022	$31,134,079	$30,894,102
Taxable securities	752,249	793,968	2,394,566	2,445,604
Nontaxable securities	151,873	144,329	466,499	262,888
Federal funds sold	26,288	256,987	104,910	948,649
Other interest income	14,645	19,369	60,917	172,378

Total interest income	11,531,573	12,392,675	34,160,971	34,723,621

Interest expense:
Deposits	5,878,593	6,645,034	17,704,580	18,457,268
Other borrowings	161,836	—	324,102	54,506

Total interest expense	6,040,429	6,645,034	18,028,682	18,511,774

Net interest income	5,491,144	5,747,641	16,132,289	16,211,847
Provision for loan losses	2,151,138	841,072	4,576,217	1,633,791

Net interest income after provision for loan losses	3,340,006	4,906,569	11,556,072	14,578,056

Other income:
Service charges on deposit accounts	582,466	475,631	1,669,434	1,348,339
Mortgage origination fees	281,633	382,585	1,000,737	1,078,500
Net gain on sale of securities available for sale	—	1,243	629,987	33,851
Net gain on sale of premises and equipment	12,167	—	182,305	—
Other operating income	45,392	30,106	180,648	83,974

Total other income	921,658	889,565	3,663,111	2,544,664

Other expenses:
Salaries and employee benefits	3,201,367	3,340,007	10,159,410	9,608,582
Occupancy and equipment expenses	888,266	742,663	2,529,068	2,203,124
Other operating expenses	1,690,718	1,541,655	4,898,804	4,000,071

Total other expenses	5,780,351	5,624,325	17,587,282	15,811,777

Net income (loss) before income taxes (benefits)	(1,518,687)	171,809	(2,368,099)	1,310,943

Income tax expense (benefit)	(591,070)	32,875	(966,671)	(603,448)

Net income (loss)	(927,617)	138,934	(1,401,428)	1,914,391

Basic earnings (losses) per share	$(0.08)	$0.01	$(0.11)	$0.16

Diluted earnings per (losses) share	$(0.08)	$0.01	$(0.11)	$0.15

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(927,617)	$138,934	$(1,401,428)	$1,914,391

Other comprehensive income (loss):
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $0 and $0 for (three months) and $239,394 and $0 for (nine months)	—	(771)	(390,593)	(20,988)

Net unrealized holding losses on securities available for sale arising during period, net of tax benefit of $536,529 and $0 for (three months) and $36,673 and $0 for (nine months)	875,388	940,050	59,836	64,864

Other comprehensive income (loss)	875,388	939,279	(330,757)	43,876

Comprehensive income (loss)	$(52,229)	$1,078,213	$(1,732,185)	$1,958,267

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1,401,428)	$1,914,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,461,562	1,144,159
Amortization and accretion of securities	18,571	9,528
Provision for loan losses	4,576,217	1,633,791
Stock compensation expense	269,095	76,957
Deferred taxes	(1,410,066)	(1,391,688)
Net gain on sale of securities available for sale	(629,987)	(33,851)
Net loss on sale of foreclosed assets	320,958	100,934
Net (gain) loss on sale of premises and equipment	(182,305)	4,382
Decrease in income taxes payable	(117,397)	(777,617)
Excess tax benefit from stock options exercised	—	(80,104)
Increase (decrease) in interest receivable	532,067	(929,597)
Decrease in interest payable	(68,212)	(36,807)
Net other operating activities	(568,194)	647,311

Net cash provided by operating activities	2,800,881	2,281,789

INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in banks	(6,151)	11,178,441
Purchases of securities available for sale	(42,954,149)	(32,996,068)
Proceeds from maturities of securities available for sale	9,224,781	19,164,751
Proceeds from sales of securities available for sale	42,197,663	5,162,699
(Purchases) redemptions of restricted equity securities	(944,100)	300,900
Net decrease in federal funds sold	2,582,000	34,668,000
Net increase in loans	(156,925,283)	(114,979,739)
Purchase of premises and equipment	(5,632,963)	(6,766,423)
Proceeds from sale of foreclosed assets	1,262,293	755,606
Proceeds from sale of premises and equipment	1,018,997	10,833
Additions to other real estate owned	(270,549)	(3,125)

Net cash used in investing activities	(150,447,461)	(83,504,125)

FINANCING ACTIVITIES
Net increase in deposits	128,978,973	96,746,209
Net increase in (repayments of) other borrowings	16,750,000	(15,000,000)
Net decrease in federal funds purchased and repurchase agreements	—	(1,026,230)
Excess tax benefit from stock options exercised	—	80,104
Proceeds from sale of common stock	3,601,650	—
Proceeds from exercise of stock options	182,953	544,359
Purchase of fractional shares of common stock	(7,944)	—

Net cash provided by financing activities	149,505,632	81,344,442

Net increase in cash and due from banks	1,859,052	122,106

Cash and due from banks, beginning of period	6,112,287	7,343,589

Cash and due from banks, end of period	$7,971,339	$7,465,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$18,167,101	$18,701,997
Income taxes	$336,000	$1,565,857

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$—	$1,632,292
Loans transferred to foreclosed assets	$4,413,848	$7,100
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended September 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	12,326,820	12,147,249

Net income (loss)	$(927,617)	$138,934

Basic earnings (losses) per share	$(.08)	$.01

Diluted earnings (losses) per share:
Weighted average common shares outstanding	12,326,820	12,147,249
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	749,455

Total weighted average common shares and common stock equivalents outstanding	12,326,820	12,896,704

Net income (loss)	$(927,617)	$138,934

Diluted earnings (losses) per share	$(.08)	$.01

	Nine Months Ended September 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	12,238,873	12,105,405

Net income (loss)	$(1,401,428)	$1,914,391

Basic earnings (losses) per share	$(.11)	$.16

Diluted earnings (losses) per share:
Weighted average common shares outstanding	12,238,873	12,105,405
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	773,372

Total weighted average common shares and common stock equivalents outstanding	12,238,873	12,878,777

Net income (loss)	$(1,401,428)	$1,914,391

Diluted earnings (losses) per share	$(.11)	$.15

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
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$72,341,626	$—	$72,341,626
Total assets at fair value	$—	$72,341,626	$—	$72,341,626

NOTE 4. COMMON STOCK SPLIT
     On February 21, 2008, the Company’s Board of Directors declared a 4-for-3 common stock split. All per share and stock option information has been restated to reflect the effects of the split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
     The third quarter of 2008 was highlighted by continued growth as our total assets increased to approximately $832 million at September 30, 2008. We recorded a net loss of $927,617 for the three months ended September 30, 2008 compared to net income of $138,934 for the corresponding period in 2007. In addition to an increase in nonperforming assets, a factor contributing to our net loss for the quarter was the compression that we have experienced in our net interest margin, which dropped from 3.75% for the third quarter of 2007 to 3.08% for the third quarter of 2008. This compression was a direct result of the interest rate reductions that were initiated by the Federal Reserve in the latter part of 2007 and continued in 2008. A significant portion of our loans are variable rate and the interest rate reductions have impacted margins. Management is taking action by implementing interest rate floors on new and renewed loans to lessen the impact of potential future rate cuts. We would generally expect to see a larger loan portfolio produce higher levels of net interest income. However, our net interest income dropped in the third quarter of 2008 compared to the corresponding period in 2007 even though our average loans increased from $470,439,335 for the third quarter of 2007 to $613,487,447 for the third quarter of 2008. In short, the increase in the volume of our loans was offset by compressed interest margins.
     Our profitability has also been negatively impacted by our branch expansion program. Over the last twelve months we have opened two new branches. Personnel and non-recurring start-up costs associated with the opening of new branches tend to be an initial drag on earnings. As these new offices start to increase their loan portfolio and deposit bases, however, we expect them to generate profits and thus contribute to our overall profitability.
     We currently expect that our loan growth will slow during the remainder of 2008 due to both the economic slowdown that has affected certain larger metropolitan markets spreading to our markets and management’s intentional tightening of underwriting guidelines. So far, the real estate markets in the communities that we serve have shown only moderate signs of weakness relative to larger markets such as metropolitan Atlanta. Although we are not immune from general market conditions and have experienced increases in nonperforming assets, we have avoided substantial write downs of our loan portfolio. We believe that this is attributable to the fact that our concentration of acquisition, construction and development loans is lower than many of our peers. We have also benefited, in our opinion, from the fact that we serve a larger number of markets than many other community banks, which gives us more geographic diversity. Additionally, management has added loan review staff and has aggressively worked to identify loans impacted by present economic conditions. While we have seen some weakening, which may hamper our growth, we do not currently anticipate any widespread deterioration in our overall loan portfolio. However, if our current expectations prove inaccurate and market conditions deteriorate further then we could be forced to increase our allowance for loan losses through additional provisions.
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
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2008. The liquidity ratio at September 30, 2008 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 12% and the loan to deposit ratio was approximately 93%.

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

				Regulatory
				Minimum
			Regulatory	Requirement for
	Actual		Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratio	8.57%	8.29%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	10.08	9.76	4.00	6.00
Total capital	11.33	11.01	8.00	10.00
We are currently evaluating the voluntary Capital Purchase Program that was recently announced by the U.S. Department of the Treasury. If we apply for participation in this program and our application is approved then we will be able to sell senior preferred securities to the Department of the Treasury for totals proceeds of 3% of our risk-weighted assets, or approximately $20,510,000. However, there is no assurance that our application, if made, would be approved or that we would be able to satisfy all the other conditions necessary to participate in the program.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2008
(Dollars in Thousands)
Commitments to extend credit	$55,308
Letters of credit	1,484
$56,792

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Cash and due from banks	$7,971	$6,112
Interest-bearing deposits in banks	72	66
Federal funds sold	17,423	20,005
Securities	72,342	80,732
Loans, net	681,377	533,442
Premises and equipment	37,622	34,287
Other assets	15,127	9,989

	$831,934	$684,633

Deposits	$744,215	$615,236
Other borrowings	16,750	—
Securities sold under repurchase agreement	—	—
Other liabilities	1,865	2,607
Stockholders’ equity	69,104	66,790

	$831,934	$684,633

     Our total assets grew by 22% for the first nine months of 2008 to $832 million. Deposit growth of $128.9 million combined with a $10.9 million decrease in federal funds sold and securities and a $16.7 million increase in FHLB borrowings funded $151 million of loan growth. On September 30, 2008 our contractual purchase obligations totaled $1.4 million for premises and equipment. Our loan to deposit ratio increased to 93% at September 30, 2008 from 87% at December 31, 2007. Our current securities, deposit balances and available lines of credit of $30 million should provide the funds for expected loan growth in the near future.
Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$11,531	$12,393
Interest expense	(6,040)	(6,645)

Net interest income	5,491	5,748
Provision for loan losses	(2,151)	(841)
Other income	921	889
Other expense	(5,780)	(5,624)

Pretax income (loss)	(1,519)	172
Income tax expense (benefit)	(591)	33

Net income (loss)	$(928)	$139

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$34,161	$34,724
Interest expense	(18,029)	(18,512)

Net interest income	16,132	16,212
Provision for loan losses	(4,576)	(1,634)
Other income	3,663	2,545
Other expense	(17,587)	(15,812)

Pretax income (loss)	(2,368)	1,311
Income tax expense (benefit)	(967)	(603)

Net income (loss)	$(1,401)	$1,914

     Our net interest income during the nine months ended September 30, 2008 was $16,132,289, which represented a decrease of $78,558 as compared to the same period in 2007. The decrease in net interest income is primarily due to interest rate reductions that were initiated by the Federal Reserve from late 2007 and continuing in 2008. Because our loans generally reprice more quickly than deposits, the declining rate environment has impacted our net interest income and net interest margin. Our yield on interest earning assets was 6.51% and 8.03% for the nine months ended September 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.76% and 4.79% for the nine months ended September 30, 2008 and 2007, respectively. Our net interest margin was 3.08% during the first nine months of 2008 as compared to 3.75% for the first nine months of 2007. As the liabilities reprice, the net interest margin should gradually increase in a downward interest rate environment; however, competition for deposits has a direct effect on the net interest margin and may offset the effect of declining rates.
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
     The allowance calculation has several components, the largest of which analyzes three years of historical loss rates within specific groups of commercial and installment loans and applies environmental factors to determine the allowance percentage. Another component of the allowance calculation is for loans classified as “impaired” for which generally accepted accounting principles require us to establish a specific reserve. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our allowance for loan loss as a percentage of total loans was 1.39% at September 30, 2008 and 1.16% at December 31, 2007. A provision of $4,576,217 was made during the nine-month period ending September 30, 2008 compared to $1,633,791 for the comparable period ending September 30, 2007.
     The U.S. housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changing economic conditions. Our markets are not immune from these challenges. We believe that our concentration of acquisition, development and construction loans for residential projects is lower in comparison to many of our Georgia peers, which to date has allowed us to avoid substantial write-downs of our loan portfolio. We have also benefited from the fact that we serve a larger number of markets than many other community banks, which gives us greater geographic diversity. Management has also implemented a review process to identify weakness in the loan portfolio and executed plans to exit these loans. We believe that our allowance for loan losses at September 30, 2008 is adequate to absorb losses inherent in our portfolio. However, if the market conditions continue to deteriorate, we could be forced to make additional valuation adjustments on our loans and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.
     Information with respect to non-accrual, past due and restructured loans at September 30, 2008 and 2007 is as follows:

	September 30
	2008	2007
	(Dollars in Thousands)
Non-accrual loans	$12,777	$1,696
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans in compliance with terms	4,531	—
Potential problem loans	1,856	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1,735	272
Interest income that was recorded on non-accrual and restructured loans	1,546	189
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured. Of the approximately $1,856,000 potential problem loans listed in the table above, 75% are three relationships for 1-4 family 1st lien mortgages and 18% is one loan for two vacant commercial tracts of land, which we are actively managing.
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
     Information regarding certain loans and allowance for loan loss data through September 30, 2008 and 2007 is as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$613,487	$470,439

Balance of allowance for loan losses at beginning of period	$6,267	$5,244

Loans charged off
Commercial and financial	(475)	(116)
Real estate mortgage	(540)	(367)
Installment	(281)	(388)

	(1,296)	(871)

Loans recovered
Commercial and financial	13	1
Real estate mortgage	4	—
Installment	42	44

	59	45

Net charge-offs	(1,237)	(826)

Additions to allowance charged to operating expense during period	4,576	1,634

Balance of allowance for loan losses at end of period	$9,606	$6,052

Ratio of net loans charged off during the period to average loans outstanding	.20%	.18%

     Other Income and Expenses
     Other income increased by $32,093 and $1,118,447 during the third quarter and first nine months of 2008, respectively, as compared to the corresponding periods in 2007. The increases were primarily the result of net realized gains on sales of available securities of $596,136 for the first nine months of 2008 compared to the same period of 2007. Additionally increases in net realized gains on sales of premises and equipment of $12,167 and $182,305, increases in service charges on deposits accounts of $106,835 and $321,095, and increases in other operating income of $15,286 and $96,674 during the third quarter and first nine months of 2008, respectively, as compared to the corresponding periods in 2007 contributed to the increase in other income. Increases in services charges on deposit accounts and other operating income were related to corresponding increases in our deposit base.
     Other expenses increased by $156,026 and $1,775,505 during the third quarter and first nine months of 2008 as compared to the corresponding periods in 2007. This increase was related to increases in other operating expenses of $149,063 and $898,733, and increases in occupancy and equipment expenses of $145,603 and $325,844 during the third quarter and first nine months of 2008, respectively, as compared to the corresponding periods in 2007. Other operating expenses have increased due to our continued growth and market expansion. Salaries and employee benefits have decreased by $138,640 for the third quarter due to management’s decision to eliminate the employee bonus program for 2008 as a result of worsening economic conditions. Salaries and employee benefits increased by $550,828 for the first nine months due to the number of full time equivalent employees growing to 202 at September 30, 2008 from 189 at September 30, 2007 and to other annual salary increases.
     We recorded income tax benefits of $591,070 and $966,671 during the third quarter and first nine months of 2008 as compared to tax expense of $32,875 and tax benefit of $603,448 for the comparable periods in 2007. Going forward, we will continue to record income tax provisions (benefits) based upon our pre-tax income or loss.

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
     The table that follows summarizes our interest-sensitive assets and liabilities as of September 30, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of September 30, 2008
(Dollars in Thousands)

	0 – 3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	72	—	—	72
Securities	—	—	72,342	72,342
Restricted equity securities	1,986	—	—	1,986
Federal funds sold	17,423	—	—	17,423
Loans	340,689	100,661	237,116	678,466

Total interest-earning assets	360,170	100,661	309,458	770,289

Interest-bearing liabilities:
Interest-bearing demand deposits	80,120	—	—	80,120
Savings and money markets	125,709	—	—	125,709
Time deposits	116,520	299,627	84,685	500,832
Other borrowings	—	—	16,750	16,750

Total interest-bearing liabilities	322,349	299,627	101,435	723,411

Interest rate sensitivity gap	37,821	(198,966)	208,023	46,878

Cumulative interest rate sensitivity gap	37,821	(161,145)	46,878

Interest rate sensitivity gap ratio	1.12	0.34	3.05

Cumulative interest rate sensitivity gap ratio	1.12	0.74	1.06

     At September 30, 2008 our cumulative one-year interest rate sensitivity gap ratio was .74. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.

Item 1A. Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10-K filed with the SEC on March 17, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As reported on our Form 10-Q filed on May 12, 2008, we commenced a private placement of up to 1,666,666 shares of common stock on May 6, 2008. The price per share in the offering is $15.00. The total offering price is $25 million. The shares are being sold on our behalf on a “best efforts” basis by our directors and executive officers to selected accredited investors. No commissions are being paid. The shares that are being offered have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The offering is being conducted in a manner designed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder. We had sold 240,110 shares pursuant to this offering through September 30, 2008.
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

FGBC BANCSHARES, INC.

Date: November 10, 2008	/s/ Jackie L. Reed Jackie L. Reed
President and CEO

Date: November 10, 2008	/s/ Teresa L. Martin Teresa L. Martin
Chief Financial Officer