Form 10-K
period 2008-12-31
FGBC Bancshares, Inc.
filed 2009-04-02
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51957
FGBC BANCSHARES, INC.

Georgia	20-02743161
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)
101 Main Street
Franklin, Georgia 30217
(Address of Principal Executive Offices)
(678) 839-4510
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding common equity held by nonaffiliates of the registrant on June 30, 2008 was zero (the registrant’s common stock is not traded in any public trading market and therefore the market value is zero.)
     There were 12,525,097 shares of common stock outstanding as of March 1, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s 2009 proxy statement for the annual meeting of shareholders scheduled to be held on June 8, 2009 are incorporated by reference into Part III of this report.

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
     The Bank is a full service commercial bank headquartered at 101 Main Street, Franklin, Georgia 30217 (Heard County). In addition to the Franklin location the Bank currently has eleven full-service branches and an Operations Center. The Bank’s full-service branches are located in Homer (Banks County), Carrollton and Villa Rica (Carroll County), Lake Oconee (Greene County), Cornelia (Habersham County), Bremen (Haralson County), Commerce and Jefferson (Jackson County), Columbus (Muscogee County), Athens (Oconee County) and Dalton (Whitfield County), Georgia. The Bank’s Operations Center is located in Carrollton (Carroll County), Georgia. The Bank is constructing a branch in Athens (Oconee County) and subject to regulatory approval plans to build a branch in Lake Oconee (Greene County), Georgia. We will operate out of leased space in these locations until construction is complete. The Bank’s primary service area includes Banks, Carroll, Green, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield County, Georgia. The Bank also serves the adjacent areas or parts thereof. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.
     We incurred net losses for the first three years of business, were profitable for two years and incurred a net loss in 2008. Through December 31, 2008, we had an accumulative deficit of approximately $5,692,000 compared to approximately $617,000 for the period through December 31, 2007. Newer banks generally incur substantial start-up expenses and are rarely profitable in the early stages of their lives. Our expenses were further exacerbated due to our strategy of rapid growth through mid-year 2008. We expected to continue generating profits and eliminating our cumulative loss; however, in 2008 the economy suffered a downturn and the banking industry faced unprecedented hardships. The real estate market has been at the forefront of these hardships and affected borrowers such as builders and acquisition/development customers who are unable to sell their inventory and consumers who have lost equity in their residences due to declining values related to foreclosures. Additionally, increased unemployment rates have led to customers encountering difficulties making loan payments. These factors have caused our levels of non-performing loans to increase, which also caused a corresponding decrease in loan interest income and higher provisions for loan losses. We have also suffered compression of net interest margins due in large part to interest rate reductions initiated by the Federal Reserve during the first nine months of 2008. To help soften the effect of these economic adversities management made a conscious effort to aggressively identify and reduce any “non-essential” expense such as social club dues, marketing and employee-related expenses. Additionally, in the fourth quarter of 2008, the bank conducted a reduction-in-force eliminating nine positions and reducing salaries for several other positions. Management, with the approval of the board of directors, also suspended its incentive program for 2008 for which bonuses would have been paid in the first quarter of 2009. We expect to see the effect of these efforts more fully in 2009.
Types of Loans
     Below is a description of the principal categories and relative risks involved for loans made through our Bank subsidiary. As of December 31, 2008 our loan portfolio composition was 7.26% of commercial and industrial loans, 29.64% of real estate — construction loans, 58.95% of real estate — mortgage loans and 4.15% of installment loans to individuals.
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
     Real Estate — Construction Loans. The real estate — construction loan category includes commercial and consumer residential construction and commercial construction for general non-residential commercial buildings. The loans to commercial builders who build homes for resale are subject to market and industry risk of supply and demand as well as the potential for speculative house inventory to grow stale in times of economic slow downs. To mitigate this risk, each loan goes through an evaluation process to identify local market trends along with the history of the borrower. Management regularly reviews construction loan reports, which identify key components in the Bank’s construction loan portfolio. This report also identifies the level of speculative loans in the Bank’s total portfolio to monitor concentrations of this loan type.
     With construction loans to individual consumers the risk is somewhat different. These loans are evaluated by the officer based on consumer credit factors such as personal income, debt levels and traditional consumer credit scores. These factors are tied to the local economy, which provides jobs, standard-of-living and other factors in the communities involved. These loans are considered on an individual basis with risk mitigated by the adherence to loan policy.
     The Bank also makes loans for commercial construction for non-residential buildings, which can be owner occupied or potential leased income space. These loans present different risks including the risk of completing the project as well as repayment through successful management and marketing of properties. The mitigation of risk comes through underwriting the credit to determine the proper loan policy guidelines are maintained. After completion of construction these loans are typically moved to the real estate — mortgage loan category as either owner or non-owner occupied commercial real estate.
     Commercial and Industrial Loans. We make loans to commercial and industrial businesses in our primary market areas for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. All commercial loans are made to borrowers based on cash flow, collateral strength, ability to repay and degree of management expertise. Loans in this category are subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. These risks are to an industry, or sector of an industry, and are monitored by management on an ongoing basis. Each loan is underwritten and evaluated based on individual merit with financial data reviewed by a Bank loan officer and/or credit administration. In addition, large credits are subject to internal loan review annually and may also be reviewed by an outside loan review team. Based on analysis by Bank officers, each loan is assigned a grade that is based on overall credit risk to the Bank and the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
     Commercial loans are usually collateralized with assets of the business, which typically include accounts receivable, inventory and equipment. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. In order to mitigate risk the collateral is underwritten to loan policy standards, which determines the amount of margin or equity required in each asset taken as collateral with the values monitored by the loan officer and credit personnel on a regular basis.
     Installment Loans to Individuals. The Bank makes several types of consumer loans all of which carry varying degrees of risk. Loans in this category are generally more risky than traditional residential real estate but less risky than commercial loans. The risk of default is generally determined by the well-being of the local economy, which in times of economic stress will affect the consumer’s ability to repay. Loans in this category include vehicle notes, loans secured by deposits and other loans of a consumer nature. Vehicle financing carries additional risks over loans secured by real estate in that the collateral declines in value over the life of the loan and is mobile. These risks are managed by matching the amortization period (the age and remaining useful life of the collateral) with the loan term to ensure the customer always has an equity position and is never “upside down.” Loans secured by deposits present less risk with the liquidity of collateral available in case of default. Other types of secured personal loans carry a wide range of risks depending on the type of collateral with varying degrees of marketability in the event of default. The risk on these types of loans is managed primarily at the underwriting level with loan policy setting standards on evaluation characteristics such as debt-to-income ratio limitations and margin collateral requirements. Other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. With the absence of collateral the Bank is completely dependent on the stability of the borrower’s income stream and commitment to repay. This risk is mitigated through the Bank’s loan underwriting with strict adherence to debt-to-income ratios, time at the present job and industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

Mortgage Originations
     We engage in secondary-market mortgage activities by obtaining commitments from secondary-market mortgage purchasers for primarily 1-4 family conforming loans brokered by our Bank. Based on these commitments, we originate mortgage loans on comparable terms and generate fee income and commissions to supplement our non-interest income. These loans are pre-sold in the secondary market and are never closed or funded in the Bank’s name because they are pre-approved by the secondary-market investor. There is no recourse or contingent liability associated with these loans.
Loan Participations
     In the past we have not opted to sell or purchase loan participations. In 2008, we sold a limited number of loans to other financial institutions without recourse. In the future, we may sell more loans and also purchase loan participations, usually without recourse. Purchased loan participations would be underwritten in accordance with our loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss.
Management’s Policy for Determining the Loan Loss Allowance
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:
•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•	changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system; and

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.
These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated as needed.
     All of our loans are assigned individual loan grades when underwritten and these grades are substantiated by the loan committee and/or loan review process. After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, internal loan review personnel and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected, the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If the principal and interest for a loan does not appear to be fully collectible the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. Impaired loans are individually evaluated under Financial Accounting Standards Board (“FASB”) No. 114, Accounting by Creditors for Impairment of a Loan, to determine potential loss based on collateral and specific reserves are allocated based on this analysis.
     Our net loan losses to average total loans were 0.66% for the year ended December 31, 2008. Historical performance, however, is not an indicator of future performance and future results could differ materially. Management believes that based upon historical performance, known factors, management’s judgment, and regulatory guidance that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which takes into account such factors as the methodology used to calculate the allowance for loan losses. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
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
Industry and Competition
     Our primary service area covers various counties located primarily in the Western and Northeastern parts of Georgia. These counties include Banks, Carroll, Greene, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield. Our marketing strategy emphasizes our local nature and involvement in the communities located in our primary service area.
     The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in its primary service areas. The Bank competes with other banks in its primary service area in obtaining new deposits accounts, making loans and providing other banking services.

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
Employees
     As of December 31, 2008, the Bank had 191 full-time equivalent employees compared to 192 full-time equivalent employees as of December 31, 2007. We believe that the Bank enjoys satisfactory relations with its employees.
Risk Factors
     The following paragraphs describe material risks that we face.
     Current and anticipated deterioration in the housing market and the homebuilding industry have led to increased losses and may produce further worsening of delinquencies and nonperforming assets in our loan portfolio. Consequently, our results of operations have been and may continue to be adversely impacted.
     There has been substantial industry concern and national publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and the general economic downturn. Furthermore, the housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and deteriorating economic conditions. These conditions are particularly prevalent in our market and caused our non-accrual loans to increase from just $2.3 million at December 31, 2007 to almost $37 million at December 31, 2008. If market conditions in our market areas continue to deteriorate, this could lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.
     Because a significant portion of our loan portfolio is secured by real estate, any negative developments affecting real estate, such as the current market downturn, may harm our business.
     A significant portion of our loan portfolio consists of commercial loans that are secured by various types of real estate as collateral, as well as real estate loans on commercial properties. As of December 31, 2008 our loan portfolio consisted of approximately 59% real estate mortgage loans and 30% real estate construction loans (commercial and consumer.) Because these loans rely on real estate as collateral, they are sensitive to economic conditions and interest rates. Real estate lending also presents additional credit related risks, including a borrower’s inability to pay and deterioration in the value of real estate held as collateral. If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of our loan then we will suffer a loss.
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
     Since opening, the Bank’s net loan portfolio has grown from zero to approximately $683 million as of December 31, 2008. Continued rapid growth in the loan portfolio of this magnitude has the potential to strain the Bank’s administrative capabilities, which may result in losses that are, at present, unidentified. Also, given the relatively young age of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some degree of seasoning occurs.
     Changes in market interest rates could adversely affect our financial condition and results of operations.
     Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. We are unable to predict changes in market interest rates that are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly impact our net interest income as well as the fair market valuation of our assets and liabilities. During 2008 we experienced compression in our net interest margin, which decreased from 3.69% for 2007 to 2.88% for 2008 due in part to the overall declining rate environment in 2008.
     Difficult economic conditions have adversely affected the banking industry
     The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability credit, illiquidity in certain securities markets, increasing loan delinquencies, mortgage foreclosures, personal and business bankruptcies and unemployment rates, declining consumer confidence and spending, significant write-downs of asset values by financial institutions and government-sponsored entities, and a reduction of manufacturing and service business activity and international trade. These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects. The adverse effects of these condition could include increases in loan delinquencies and charge-offs, increases to the portion of our loan loss reserve that we base on economic factors, increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans, declines in the value of our investment securities, increases in our cost of funds due continued aggressive deposit pricing by local and national competitors with liquidity needs, increases in regulatory and compliance costs, core deposit attrition due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits.
     FDIC Deposit Insurance premiums have increased and may increase further in the future.
     The Federal Deposit Insurance Act, as amended, requires the FDIC to maintain a reserve ratio between 1.15 and 1.50 percent. The FDIC’s board of directors must establish a designated reserve ratio within that range and sets assessment rates to meet that target within a time-frame that the board deems appropriate. If the reserve ratio falls below 1.15 percent, the FDIC’s board is required to establish a restoration plan to bring the reserve ratio back to 1.15 percent within five years. The FDIC’s reserve ratio has declined over the past year due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to continue to decline due to future bank failures and FDIC-assisted transactions. In addition, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009, and certain types of deposit accounts will have unlimited deposit insurance coverage through that date. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. The FDIC has adopted a plan to restore the reserve ratio to the required level by increasing the deposit insurance assessment rates that it currently charges to insured depository institutions. This increase will have an adverse impact on our results of operations in 2009 and in future years, and if the FDIC is required to increase its deposit insurance assessment rate beyond the levels currently contemplated, the adverse impact will be exacerbated.
     Our net interest income and liquidity could be negatively affected if we are unable to retain maturing time deposits at competitive rates.
     We rely heavily on time deposits. As of December 31, 2008, we had approximately $413.3 million in time deposits scheduled to mature within one year, which represented approximately 56% of our total deposits. We expect to continue to rely on short-term time deposits as a primary source of funding for the foreseeable future. Time deposits are generally not as stable as other types of deposits and therefore may be lost if we are unable to offer competitive interest rates upon their renewal. Consequently, we may be forced to increase the rates of interest that we pay on these deposits to avoid liquidity issues that would arise if a large amount of time deposits were not rolled over. This action would negatively affect our interest rate spread and our profitability.
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
     Our business is subject to the success of the local economies where we operate.
     Our success significantly depends on the growth in population, income levels, deposits and housing starts in our primary and surrounding markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may not succeed. We are currently experiencing economic conditions in our market areas that have negatively affected the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary and surrounding market areas if they do materialize in the future.

     There can be no assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act will stabilize the U.S. economy and financial system
     The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury (the “UST”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.
     Our business may be adversely affected by the highly regulated environment in which we operate.
     We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations could have an adverse effect on our business and operations. Our success depends on our continued ability to comply with these laws and regulations. Some of these regulations may increase our costs. While we cannot predict what effect any future changes in these laws or regulations or their interpretations would have on us, these changes or interpretations may adversely affect our future operations.
     Non-compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
     Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.
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
     We have recently opened several new branches. We may not be able to successfully manage this growth with sufficient human resources, training and operational, financial and technological resources. Any such failure could have a material adverse effect on our operating results and financial condition.
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
     Change in Bank Control
     Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities. In addition, a rebuttable presumption of control exists if, immediately following the acquisition of voting securities, the holder controls more than 10% of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
     Our common stock is registered under Section 12 of the Exchange Act. The regulations set forth certain a procedure for challenging the rebuttable presumption of control.
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
     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
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
     Support of Subsidiary Institutions
     Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank. In the event of the Company’s bankruptcy, any commitment by the Company to a bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.
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
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2008, the Bank qualified for the well-capitalized category.
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
     FDIC Insurance Assessments
     The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

     The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.
     Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.
     In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.
     On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Company estimates that the assessment would total approximately $1,474,000. The assessment would be payable on September 30, 2009.
     Temporary Liquidity Guarantee Program.
     On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company has opted to participate in the Debt Guarantee Program but has not issued any debt to date.
     The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

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
     The USA PATRIOT Act and the Bank Secrecy Act
     The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to detect and report money-laundering and terrorist activities, as well as suspicious activities. The USA PATRIOT Act also gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and regulations could result in fines, penalties and other enforcement measures. We have developed policies and continue to augment procedures and systems designed to comply with these laws and regulations.
     Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.
     The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008 our consolidated ratio of total capital to risk-weighted assets was 10.67%, which has decreased 2.71% from 13.38% at December 31, 2007. Our ratio of Tier 1 Capital to risk-weighted assets was 9.42% as of December 31, 2008, which has decreased by 2.82% from 12.24% at December 31, 2007. Our capital ratios declined in 2008 due to losses incurred in recent quarters and additional provisions to our allowance for loan losses.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 7.65%, which is a 2.23% decrease from 9.88% at December 31, 2007. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
     Failure to meet capital guidelines could subject our bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
     The Company has applied for participation in the U.S. Department of Treasury’s voluntary Capital Purchase Program. If our application is approved we will be able to sell senior preferred securities to the Department of Treasury for total proceeds of up to 3% of our risk-weighted assets, or approximately $20.5 million. However, there is no assurance that our application will be approved or that we will satisfy all the conditions necessary to participate in the program.
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
ITEM 1B. Unresolved Staff Comments.
     The required disclosure under this item is not applicable to the Company.
ITEM 2. Properties.
     We own all of our branches except for our Commerce (Jackson County) location, in which we have a five-year lease. Our owned properties are listed below:
•	1989 Historic Homer Highway, Commerce, Georgia 30529 (Banks County)

•	100 Tom Reeve Drive, Carrollton, Georgia 30117 (Carroll County) — also Operations Center

•	908 South Carroll Road, Villa Rica, Georgia 30180 (Carroll County)

•	920 Level Grove Road, Cornelia, Georgia 30531 (Habersham County)

•	102 Stockbridge Boulevard, Bremen, GA 30110 (Haralson County)

•	101 Main Street, Franklin, Georgia 30217 (Heard County)

•	1465 Old Swimming Pool Road, Jefferson, Georgia 30549 (Jackson County)

•	7320 Veterans Parkway, Columbus, Georgia 31909 (Muscogee County)

•	1378 Dug Gap Road, Dalton, Georgia 30720 (Whitfield County)
     We are currently constructing a branch for our Athens (Oconee County) location and will operate out of leased space until construction is complete. We currently operate out of leased space in our Lake Oconee (Greene County) location and with regulatory approval intend to build a branch in the future. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings.
     We are not a party to any pending legal proceedings other than routine proceedings that are incidental to our business.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2008. On January 26, 2009 the Company held a special meeting of shareholders, upon which the following matters were submitted to a vote:
Proposal One — Approve Articles of Amendment. To approve an amendment to the Company’s articles of incorporation that authorizes the Company to issue preferred stock in addition to common stock.

Votes For	Votes Against	Abstain
7,967,370	155,262	23,435

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities.
     No public market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. As of March 1, 2009, there were approximately 1,458 holders of record of our common stock who collectively held 12,525,097 shares of our common stock. As of December 31, 2008, 1,259,739 shares of common stock are presently subject to outstanding options to purchase such shares.
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
ITEM 6. Selected Financial Data.
     The following table presents selected financial data for years ended December 31, 2008, 2007, 2006, 2005, and 2004.

	Year ended December 31,
	2008	2007	2006	2005	2004

EARNINGS
Interest income	$44,734,948	$46,997,687	$33,106,902	$14,437,231	$6,754,161
Interest expense	24,007,875	25,193,386	15,836,438	6,292,607	2,708,754
Provision for loan loss	8,914,368	2,353,244	2,740,843	1,814,746	1,277,459
Net interest income (after provision)	11,812,705	19,451,057	14,529,621	6,329,878	2,767,948
Non-interest income	4,625,591	3,437,606	2,557,536	1,693,746	991,779
Non-interest expense	24,472,995	21,413,101	16,821,026	8,888,651	4,235,634
Net income (loss)	(5,074,935)	2,055,068	266,131	(865,027)	(475,907)

SELECTED AVERAGE BALANCES
Assets	$768,800,000	$630,034,000	$449,611,000	$238,615,000	$136,932,000
Earning assets	720,266,000	590,797,000	425,222,000	225,955,000	130,471,000
Loans	633,201,000	485,631,000	348,869,000	178,332,000	90,832,000
Total deposits	684,010,000	563,598,000	374,283,000	208,480,000	122,175,000
Shareholders’ equity	67,432,000	65,004,000	61,252,000	36,945,000	14,548,000
Common shares outstanding — diluted	13,020,215	12,889,153	12,282,832	7,095,891	5,018,484

YEAR-END BALANCES
Assets	$821,385,621	$684,633,510	$579,410,303	$326,690,446	$182,356,714
Earning assets	731,898,700	641,553,971	544,695,656	310,873,458	171,596,112
Loans (net of allowance)	672,163,689	533,441,960	403,397,896	260,870,361	133,081,729
Total deposits	737,091,694	615,236,359	496,692,502	258,791,577	166,657,747
Other liabilities	1,730,132	2,607,209	19,158,514	10,957,201	721,833
Shareholders’ equity	65,813,795	66,789,942	63,559,287	56,941,668	14,977,134
Common shares outstanding	12,492,206	12,185,144	12,062,331	11,229,851	5,099,201

PER COMMON SHARE
Earnings (loss) per share — basic	$(0.41)	$.17	$.02	$(0.12)	$(0.09)
Earnings (loss) per share — diluted	$(0.41)	.16	.02	(0.12)	(0.09)
Book value	5.27	5.48	5.27	5.07	2.94
Cash dividend paid	—	—	—	—	—

FINANCIAL RATIOS
Return on average assets	(0.66%)	.33%	.06%	(0.36%)	(0.35%)
Return on average equity	(7.53%)	3.16%	.43%	(2.34%)	(3.27%)
Average equity to average assets	8.77%	10.32%	13.62%	15.48%	10.62%
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a

NON-FINANCIAL
Employees	191	192	185	130	49
Banking offices	12	11	10	3	3
ATMs	12	12	10	3	3
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We were incorporated as a Georgia corporation to serve as the holding company for First Georgia Banking Company. The bank is a state-chartered bank that commenced operations on November 3, 2003. Through our subsidiary, we have conducted a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to-medium-sized businesses in our market area. We have grown rapidly. At December 31, 2008, we had $821.4 million in total assets. From the time of our inception in 2003 until May 30, 2004 we incurred cumulative losses of approximately $2,354,000. Beginning in June 2004 we began to earn a profit on a month-to-month basis. Over the next 13 months we earned approximately $1,370,000, which reduced our accumulated deficit to $984,000 on June 30, 2005. At that time we embarked upon a plan to expand our branch network. Personnel and non-recurring start up costs associated with the opening of these new offices resulted in an accumulative deficit of approximately $3,000,000 by December 31, 2005. We continued to incur losses during the first quarter of 2006 as these new offices began operations, but as loan portfolios and deposit bases grew we reported a profit for the second, third and fourth quarters of 2006 and each quarter of 2007. Our 2008 results, however, were marked by increasing non-performing assets caused by the declining economic conditions and compression in our net interest margin as a result of the declining rate environment. During 2008 the banking industry faced difficult economic conditions as the U. S. real estate market continued to deteriorate and dramatically rising unemployment rates further impacted borrower’s ability to repay their outstanding debts. Our markets are not immune from these challenges and we anticipate no improvement in these sectors during 2009. As such we expect an increase in non-accrual, past due and potential problem loans over the foreseeable future.
     The following tables set forth selected measures of our financial performance and condition for the years and dates indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Total revenues (1)	$49,360,539	$50,435,293	$35,664,438
Net income (loss)	$(5,074,935)	$2,055,068	$266,131

	At December 31,	At December 31,	At December 31,
	2008	2007	2006
Total assets	$821,385,621	$684,633,510	$579,410,303
Total loans (2)	$672,163,689	$533,441,960	$403,397,896
Total deposits	$737,091,694	$615,236,359	$496,692,502

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of allowance for loan losses and unearned income.

     The following is a more detailed discussion of our financial condition at December 31, 2008, 2007 and 2006 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this report.
Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 which are made a part of this annual report.
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
     Another of our critical accounting policies involves stock-based compensation. The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method was used to determine the expected life of the options. This method, as prescribed by Staff Accounting Bulletin (“SAB”) Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility was based upon the volatility of similar entities. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.
     The recognition of deferred income tax assets is another of our critical accounting policies. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance for deferred tax assets is required when it more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. In assessing the realization of the deferred tax assets, we consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. During 2007, we assessed the continuing need for a valuation allowance against deferred tax assets and concluded that an allowance was no longer necessary under the guidance provided by FASB Statement No. 109, Accounting for Income Taxes. As a result, we eliminated the valuation allowance that was recorded as of December 31, 2006. Although we have determined a valuation allowance is not required for any deferred tax assets at December 31, 2008, there is no guarantee that a valuation allowance will not be required in the future.
     Another of our critical accounting policies involves assets acquired through loan foreclosure or repossession (primarily real estate and vehicles.) These assets are initially recorded at fair value less estimated cost to sell at the date of foreclosure. We determine fair value based upon the lowest of the following three methods: (1) independently observed market prices; (2) appraised values; or (3) management’s estimation of the value of the property. Any write-downs based on the asset’s fair value on the date of acquisition is charged to the allowance for loan losses. In the event that foreclosed real estate is incomplete at the time of foreclosure, it is held for sale and initially recorded at fair value as obtained from a current appraisal less estimated costs to complete and sell. We will obtain an “as-completed” appraisal and capitalize costs associated with completion up to this value, less selling costs, in accordance with generally accepted accounting procedures. For the year ended December 31, 2008 we charged down $497,436 at the time of foreclosure. After foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying or fair value, less estimated cost to sell. Costs incurred in maintaining foreclosed assets and subsequent write-downs based on updated valuations of the property are included in other operating expenses. In response to the slowing economy and general decline in real estate values, especially during the latter part of 2009, we incurred $1,185,528 in subsequent write-downs on previously foreclosed assets and realized net losses of on sales of foreclosed assets of $126,340 for the year ended December 31, 2008. The carrying amount of foreclosed assets at December 31, 2008 and 2007 was $6,041,163 and $1,326,196, respectively. In determining the carrying amount at December 31, 2008 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is beginning to slow. Based on our assumptions, we believe that the carrying value of our foreclosed assets at December 31, 2008 is reasonable. However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Results of operations for the years ended December 31, 2008, 2007 and 2006
     Net income (loss)
     2008 Compared to 2007. For the year ended December 31, 2008, we recorded a net loss of ($5,074,935), which compares to net income of $2,055,068 for the year ended December 31, 2007. The net decrease in income of $7,130,003 was primarily due to a $6,561,124 increase in the provision for loan losses as a result of a general decline in the real estate markets that we serve, as well as the overall economy, and the negative effect that these trends had on our loan portfolio.
     2007 Compared to 2006. For the year ended December 31, 2007, we recorded net income of $2,055,068 as compared to net income of $266,131 for the year ended December 31, 2006. The increase in net income in 2007 as compared with 2006 was primarily due to an increase in interest income from to the growth of our loan portfolio.
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

	Analysis of net interest income
	for the years ended December 31, 2008, 2007 and 2006
		2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Taxable investment securities	$61,432	$3,136	5.11%	$67,247	$3,219	4.79%	$51,173	$2,035	3.97%
Non-taxable investment securities (1)	15,501	618	3.99%	10,556	417	3.95%	10	—	2.65%
Interest bearing deposits	2,249	67	2.98%	2,749	131	4.76%	901	46	5.11%
FHLB stock	1,753	58	3.31%	980	58	5.92%	1,213	75	6.20%
Federal funds sold	6,131	127	2.07%	23,810	1,203	5.05%	23,056	1,188	5.15%
Loans (2) (3)	633,201	40,729	6.43%	485,631	41,970	8.64%	348,869	29,763	8.53%
Allowance for loan losses	(7,815)			(5,729)			(4,196)
Cash and due from banks	8,595			7,315			6,426
Other assets	47,753			37,475			22,159

Total assets	768,800			630,034			449,611

	Analysis of net interest income
	for the years ended December 31, 2008, 2007 and 2006
		2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Total interest-earning assets	720,267	44,735	6.21%	590,973	46,998	7.95%	425,222	33,107	7.79%

Liabilities:
Noninterest-bearing demand	$38,822			32,281			22,953
Interest bearing demand and savings	186,544	4,014	2.15%	147,356	4,772	3.24%	113,039	3,434	3.04%
Time	458,644	19,516	4.26%	382,061	20,364	5.33%	238,291	11,682	4.90%

Total deposits	684,010			561,698			374,283
Other borrowings	12,466	427	3.43%	658	52	7.87%	13,699	718	5.24%
Federal funds purchased	2,280	51	2.24%
Securities sold under repurchase agreement	—	—	—%	126	6	4.95%	39	2	5.22%
Other liabilities	2,612			2,548			338

Shareholders’ equity	67,432			65,004			61,252

Total liabilities and shareholders’ equity	768,800			630,034			449,611

Total interest-bearing liabilities	659,934	24,008	3.64%	530,201	25,194	4.75%	365,068	15,836	4.34%

Net interest income		20,727			21,804			17,271

Net interest margin (4)			2.88%			3.69%			4.07%
Net interest spread (5)			2.57%			3.20%			3.45%

(1)	Yield on non-taxable investment securities have not been computed on a tax equivalent basis.

(2)	Interest income from loans includes total fee income of approximately $1,854,000, $1,692,000 and $1,330,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Average nonaccrual loans of $10,993,379, $1,183,800 and $579,325 are included for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

(5)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

Analysis of changes in net interest income
for the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Rate	Volume	Change	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	(10,731)	9,490	(1,241)	388	11,819	12,207
Interest on taxable securities	214	(297)	(83)	415	769	1,184
Interest on non-taxable securities	4	197	201	1	416	417
Interest on FHLB stock	(26)	26	—	(3)	(14)	(17)
Interest on Federal funds sold	(711)	(365)	(1,076)	(22)	37	15
Interest on deposits in banks	(50)	(14)	(64)	(3)	88	85

Total interest income	(11,300)	9,037	(2,263)	776	13,115	13,891

Expense from interest-bearing liabilities
Interest on interest-bearing demand deposits	(1,602)	844	(758)	227	1,111	1,338
Interest on time deposits	(4,107)	3,259	(848)	1,019	7,663	8,682
Interest on borrowings	(30)	405	375	360	(1,026)	(666)
Interest on Federal funds purchased	—	51	51	—	—	—
Interest on securities sold under repurchase agreement	(3)	(3)	(6)	1	3	4

Total interest expense	(5,742)	4,556	(1,186)	1,607	7,751	9,358

Net interest income	(5,558)	4,481	(1,077)	(831)	5,364	4,533

     2008 Compared to 2007. Net interest income decreased by $1,077,228 (or 4.94%) for the year ended December 31, 2008. The decrease in net interest income is due to compression in our net interest margin from 3.69% to 2.88% as we were negatively affected by a falling interest rate environment for our interest-earning assets, which typically reprice faster than our interest-earning liabilities (along with reversed interest income for non-accrual loans), combined with stiff competition for loans and deposits. Additionally, non-performing loans negatively impact our net interest income because accrued interest is backed out of income when the loan becomes non-accrual. Our non-accrual loans increased by $34,577,090 from December 31, 2007 to December 31, 2008.
     The most significant increase in average interest-earning assets consisted of an increase of $147.6 million in total loans for the year ended December 31, 2008 compared to December 31, 2007. The average rates earned on our loan portfolio decreased 2.21% to 6.43% for the year ended December 31, 2008 from 8.64% for the year ended December 31, 2007.
     Average interest-bearing demand and savings deposits grew $39.2 million and average time deposits grew by $76.67 million for the year ended December 31, 2008 compared to 2007. The average rate paid on these deposits in 2008 was 2.15% and 4.26%, down from 3.24% and 5.33%, respectively, in 2007. The decrease in the average rates paid for interest-bearing deposits of approximately 1% does not correspond to the interest rate cuts initiated by the Federal Reserve, which triggered a reduction in the prime rate from 7.25% in December 2007 to 3.25% in December 2008. Our average deposit rate paid is a reflection of the intense competition for deposits in 2008, particularly in markets where our competition is forced to raise funds, often at a premium, to remain liquid.
     2007 Compared to 2006. Net interest income increased by $4,533,000, or 26.25%, for the year ended December 31, 2007. The increase in net interest income was due to average interest-earning assets increasing by 38.98% or $165.7 million. During the same period, the increase in average interest-bearing liabilities was $165.1 million or 45.24%. The net interest margin decreased during the year from 4.07% to 3.69%. The overall yield on interest-earning assets increased by 16 basis points to 7.95% in 2007, and the rate paid on interest-bearing liabilities increased 41 basis points to 4.75%, resulting in a decrease in the interest rate spread of 25 basis points to 3.20%.

     Other income
     2008 Compared to 2007. Other income increased by $1,187,985 in 2008 (or 34.6%) as compared to 2007. This increase was due to net gains of $692,568 on the sale of securities, an increase of $342,807 in service charges on deposit accounts (attributable to an increased volume of transactions, as our deposit base increased from approximately $615 million to $737 million during 2008), net gains of $182,305 on the sale of premises and equipment and an increase in other operating income of $41,063. We experienced a decrease in mortgage origination fees of $70,758 as compared to the same period in 2007 due to fewer applications for secondary-market mortgage loans that are pre-sold in the secondary market. Our mortgage origination fees are the result of mortgage loans pre-sold in the secondary market, which do not carry a corresponding asset on our balance sheet.
     2007 Compared to 2006. Other income increased by $880,070 in 2007, or 34.4%, compared to 2006. This increase was due to an increase in service charges on deposit accounts of $491,589, an increase in secondary-market mortgage origination fees of $241,993, an increase in other operating income of $112,637 and a gain on the sale of securities of $33,851. Virtually all of the increase in service charges is attributable to an increased volume of transactions, as our deposit base increased from approximately $497 million to $615 million during 2007. All of the increase in secondary-market mortgage origination fees is attributable to an increase in volume of transactions.
     Other expenses
     2008 Compared to 2007. Other expenses increased by $3,059,894 in 2008 compared to the same period in 2007. Other operating expenses increased by $2,033,469 during 2008 with the largest increases occurring in write downs on foreclosed assets ($1,037,253), data processing expenses ($313,630), FDIC insurance assessments ($201,148), foreclosed asset expenses ($179,174), directors’ fees ($57,199), supplies and printing ($45,299) and audit, tax and accounting fees ($41,127). These expenses, as well as other miscellaneous operating expenses, have increased primarily as a result of growth and market expansion, while increases in write downs on our foreclosed assets were related to the rapid deterioration of the real estate market in the latter part of 2008. Salaries and employee benefits increased by $552,337 for the year due to normal increases in salaries that took effect in early 2008 and group insurance and payroll taxes. Employee incentive pay was suspended for 2008 due to management’s plan to aggressively cut all “non-essential” costs. The number of full-time equivalent employees decreased by one from 192 at December 31, 2007 to 191 at December 31, 2008. Equipment and occupancy expenses increased by $474,088 in 2008 and are primarily the result of additional depreciation expense for permanent banking facilities put into service during the period.
     2007 Compared to 2006. Other expenses increased during 2007 by $4,592,075 compared to the same period in 2006. Salaries and employee benefits increased by $2,113,277 for the year, which included normal increases in salaries, group insurance, payroll taxes and employee incentives. The number of full-time equivalent employees increased by 7 to 192 as of December 31, 2007. Other operating expenses increased by $1,642,170 during 2007 with the largest increases occurring in data processing expenses ($326,699), regulatory assessments and fees ($275,095), loss on the sale of foreclosed assets ($215,218), directors’ fees ($148,549), write-down on foreclosed assets ($148,275) and telephone and data processing lines ($72,817). These expenses, as well as other miscellaneous operating expenses, have increased as a result of growth and market expansion. Equipment and occupancy expenses combined increased by $836,628, which is related to the Bank’s expansion efforts.
     Balance Sheet Review
     2008 Compared to 2007. Total assets increased by $136.7 million (or 20%) in 2008 with the most significant increase occurring in the loan portfolio, which grew 26.6% or $143.5 million. Total interest-earning assets increased by $90.3 million, or 14% in 2008 as compared to 2007. We invested excess funds not deployed in loans in interest-bearing deposits with other banks, which yielded a higher rate of return than the federal funds rate. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by 19.8% or $121.9 million, which funded a large part of our asset growth. Non-interest-bearing demand deposits increased by $3.4 million, or 10.9%, interest-bearing demand and savings increased by $45.4 million, or 27%, and time deposits increased by $73 million, or 17.4%. Included in our deposits on December 31, 2008 was $88.1 million in brokered time deposits (including $34,578,804 of deposits placed in the Certificate of Deposit Account Registry Service (CDARS) reciprocal program), which comprised approximately 17.9% of our total time deposits and 12% of our overall deposits. Until recently, brokered time deposits have been considered more risky than core deposits because they are a less stable source of funding on a long-term basis. Our market, however, has become increasingly more competitive with respect to deposit funding. We do not believe that the risk associated with brokered deposits is significantly larger than risks associated with time deposits generally. We believe that our use of brokered deposits is on a level that is consistent with similarly situated financial institutions in our market but expect that our percentage of brokered time deposits to total time deposits and overall deposits will decrease from present levels. Our ability to use brokered deposits could be restricted if we fall below well-capitalized status. Generally, with certain exceptions, banks that are not well capitalized may not accept brokered deposits.
     Stockholders’ equity decreased by $976,147 or 1.5% during 2008. This decrease was a result of a net loss of $5,074,935, net issuance of common stock and exercise of stock options of $4,071,686 and stock compensation expense of $357,980. Accumulated other comprehensive loss represents the net unrealized loss on securities available-for-sale, which increased during 2008 by $330,878 to $401,761.
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
     Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The securities portfolio includes government agency mortgage pool securities with stated maturities of up to thirty years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of approximately eight years.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31
	2008	2007	2006
	(Dollars in Thousands)
U.S. governmental-sponsored agencies	$21,127	$30,490	$49,535
Mortgage-backed securities	34,819	32,633	19,669
State, county and municipals	13,541	15,040	910
Corporate securities	2,277	2,568	—

	$71,764	$80,731	$70,114

     The carrying amounts of securities in each category as of December 31, 2008 are shown in the following table according to contractual maturity classifications. The yields for each range of securities are weighted-average yields.

	U.S. governmental-		Mortgage-backed		State, county and		Corporate
	sponsored agencies		securities		municipals		securities
	Carrying		Carrying		Carrying		Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
			(Dollars in Thousands)
In one year or less	$—	—%	$—	—%	$—	—	$—	—
After one year through five years	2,024	3.55%	971	3.58%	—	—	—	—
After five years through ten years	10,825	4.65%	—	—%	895	5.23%	—	—
After ten years	8,278	5.24%	33,848	5.37%	12,646	5.73%	2,277	7.69%

Total	$21,127	4.78%	$34,819	5.32%	$13,541	5.70%	$2,277	7.69%

     Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial and industrial	$49,641	$47,363	$42,405	$35,761	$28,971
Real estate – construction	202,523	163,206	114,528	60,967	25,760
Real estate – mortgage	402,843	299,219	225,119	142,520	61,037
Installment loans to individuals	28,368	30,136	26,859	24,997	19,083

	683,375	539,924	408,911	264,245	134,851
Deferred loan fees and costs	(198)	(215)	(269)	(181)	(64)
Less allowance for loan losses	(11,013)	(6,267)	(5,244)	(3,194)	(1,705)

Loans, net	$672,164	$533,442	$403,398	$260,870	$133,082

     Maturities and sensitivities to changes in interest rates
     The following table presents the expected maturities for commercial and industrial loans and real estate construction loans at December 31, 2008. The table also presents the rate structure for these loans that mature after one year.

					Rate Structure for
					Loans with
					Maturities Over
	Maturity in Months (1)				One Year
	(Dollars in Thousands)				(Dollars in Thousands)
	Less than				Variable	Fixed
	12 (2)	13-60	Over 60	Total	Rates	Rates
Commercial and industrial	$21,937	$20,671	$7,033	$49,641	$7,470	$20,234
Real estate — construction	150,051	51,042	1,430	202,523	9,458	43,014

Total	$171,988	$71,713	$8,463	$252,164	$16,928	$63,248

(1)	The amounts are classified based on the contractual maturity date of the loan. Our installment loans generally require the borrower to make amortizing principal payments over the terms of the loan. These amortization payments are reported according to the maturity date of the underlying loan even though the loan requires that they be paid earlier.

(2)	We do not have any demand loans or loans without a stated maturity.
     Risk Elements
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accrual loans
Commercial and industrial	$1,048	$94	$—	$—	$6
Real estate — construction	23,858	1,110	—	—	—
Real estate — mortgage	11,632	883	269	219	94
Installment loans to individuals	323	197	84	33	—

Total non-accrual loans	$36,861	$2,284	$353	$252	$100

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—	—	—	—

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower
Commercial and industrial	$—	$—	$—	$—	$—
Real estate — construction	4,640	—	—	—	—
Real estate — mortgage	215	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Total restructured loans	$4,855	$—	$—	$—	$—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (potential problem loans)
Commercial and industrial	$—	$—	$—	$—	$—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Total potential problem loans	$—	$—	$—	$—	$—

     The reduction in interest income associated with nonaccrual loans as of December 31, 2008 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$4,064,889
Interest income that was recorded on nonaccrual loans	2,893,948

Reduction in interest income	$1,170,941

     Our levels of non-performing loans have increased due to a combination of the declining real estate market and increased unemployment in our market areas. The declining real estate market affects two segments of borrowers: 1) builders and acquisition/development customers who are not able to sell their inventory thus cannot generate cash flow and make loan payments; and 2) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. The downturn may be exacerbated as energy and food prices increase, equity markets decrease, credit tightens and the economy further weakens. We do not anticipate recovery in these sectors during 2009 thus no substantial improvement in non-accrual, past due and potential problem loans is expected for the foreseeable future.
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
     At December 31, 2008, we had $36,861,359 of nonaccrual loans, which is an increase of $34,577,090 from December 31, 2007. Increases in nonaccrual loans consisted of the following categories: commercial and industrial $954,718, real estate – construction $22,748,711, real estate – mortgage $10,748,633 and installment loans to individuals $125,028. At December 31, 2008, no accrued interest on nonaccrual loans had been recognized.
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
     Summary of Loan Loss Experience
     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.
     Management determines the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans, which are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, and (2) impaired loans, which are accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: commercial and government guaranteed loans, commercial 1-4 family construction and acquisition and development projects, consumer residential real estate and other consumer loans. Pursuant to guidance set forth in SFAS No. 5, management uses a moving average three year net loan charge off/recovery experience rate (net charge off percentage of total loans) with more weight given to the most recent year for these segments in the loan portfolio. Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay. For example, because of the recent increase in the level of our non-performing loans and general decline in real estate values management has increased its qualitative economic and environmental factors in our SFAS No. 5 calculation.
     Under SFAS No. 114 guidance, a loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A large part of our loans are collateral dependent, which has caused larger impairment amounts to be included in our allowance for loan losses due to recent declines in real estate values. Loans continue to be classified as impaired until they are brought fully current and the collection of scheduled interest and principal is reasonably assured. Impaired loans with balances in excess of $50,000 are evaluated individually, while impaired loans with balances of $50,000 or less are evaluated as a group.
     The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. Management regularly monitors trends with respect to non-accrual, restructured and potential problems loans. Subsequent negative changes in these loans have led management to increase its environmental adjustment in the allowance for loan loss to accommodate these trends. In management’s opinion, the loan loss allowance is considered adequate at December 31, 2008.
     We expect that the level of charge offs will increase in the near future as we more closely analyze our delinquent loans. When a loan first shows signed of weakness we will, if warranted, place the loan on non-accrual status pending a more complete investigation of the underlying credit quality of the loan and its collateral. After a more complete investigation, which may include steps such as obtaining an updated appraisal and a review of the financial condition of the guarantor(s), we will charge off the portions of the loans that we deem uncollectible. An increase in the level of charge offs, therefore, will generally trail an increase in the level of non-performing loans because of the time involved with the process of completing a more detailed investigation of the delinquent loans. For this reason, we believe that the recent increase in the level of our non-performing loans is a leading indicator for a subsequent increase in charge offs, which we expect over the near future.
     The following table summarizes the allowance for loan losses for each year.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Average balance of loans outstanding	$633,201	$485,631	$348,869	$178,332	$90,832

Balance of allowance for loan losses at beginning of year	$6,267	$5,244	$3,194	$1,705	$460

Charge-offs:
Commercial and industrial	(1,078)	(207)	(207)	(69)	0
Real estate — construction	(1,073)	(106)	0	0	0
Real estate — mortgage	(1,769)	(609)	(182)	(74)	0
Installment loans to individuals	(326)	(466)	(361)	(210)	(38)

Total	(4,246)	(1,388)	(750)	(353)	(38)

Recoveries:
Commercial and industrial	24	1	2	0	0
Real estate — construction	0	0	0	0	0
Real estate — mortgage	4	0	0	0	0
Installment loans to individuals	50	57	57	27	6

Total	78	58	59	27	6

Net charge-offs	(4,168)	(1,330)	(691)	(326)	(32)

Additions to allowance charged to operations	8,914	2,353	2,741	1,815	1,277

Balance of allowance at end of year	$11,013	$6,267	$5,244	$3,194	$1,705

Ratio of net loan charge-offs during the year to average loans outstanding during the year	.66%	.27%	.20%	0.18%	0.04%

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

	December 31
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
		In Each		In Each		In Each		In Each		In Each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial and industrial	$632	7.26%	$426	8.77%	$1,263	10.37%	$839	13.53%	$374	21.48%
Real estate — construction	5,452	29.64%	2,281	30.23%	838	28.01%	368	23.08%	82	19.11%
Real estate — mortgage	4,578	58.95%	3,191	55.42%	2,869	55.05%	1,755	53.93%	972	45.26%
Installment loans to individuals	351	4.15%	369	5.58%	274	6.57%	232	9.46%	277	14.15%

	$11,013	100.00%	$6,267	100.00%	$5,244	100.00%	$3,194	100.00%	$1,705	100.00%

     At December 31, 2007 we had foreclosed assets of $1,326,196. In 2008 we transferred $8,140,367 of loans into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the year ended December 31, 2008). We had $303,824 of additional expense to complete pieces of real estate and wrote-down $1,185,528. We subsequently sold for cash $972,519 and internally financed $1,354,337 of these assets incurring $216,840 of loss on sale. We continue to hold foreclosed assets valued at $6,041,163. In determining the carrying amount at December 31, 2008 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is beginning to slow. Based on our assumptions, we believe that the carrying value of our foreclosed assets at December 31, 2008 is reasonable.

However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
     Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest bearing demand deposits	$38,822		$32,281		$22,953
Interest-bearing demand and savings deposits	186,544	2.15%	147,356	3.24%	113,039	3.04%
Time deposits	458,644	4.26%	382,061	5.33%	238,291	4.90%

	$684,010		$561,698		$374,283

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2008 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months and (4) over 12 months.

(Dollars in
Thousands)
Three months or less	$63,635
Over three months through six months	68,792
Over six through 12 months	54,743
Over 12 months	49,147

$236,317

     Return on Equity and Assets
     The following table summarizes the December 31, 2008, 2007 and 2006 return on average assets and return on average equity.

	For the Years Ending
	December 31,
	2008	2007	2006
Return on average assets	(.66%)	.33%	.06%
Return on average equity	(7.53%)	3.16%	.43%
Average equity as a percentage of average assets	8.77%	10.32%	13.62%
     Liquidity
     Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans. Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks. Our liquidity needs can also be met through loan participations sold to other financial institutions. At December 31, 2008 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.

     Regulatory capital requirements
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios and required minimums at December 31, 2008 are shown below. We were “well capitalized” as of December 31, 2008. Please see “Supervision and Regulation – Capital Adequacy” within Item 1 of this report for a more complete discussion of the regulatory capital requirements.

		Minimum
		Regulatory
	Minimum	Requirement for
	Regulatory	Well Capitalized
	Requirement	Status	Actual
Tier 1 capital to risk adjusted assets	4.00%	6.00%	9.42%
Total capital to risk adjusted assets	8.00%	10.00%	10.67%
Tier 1 leverage ratio (to average quarterly assets)	4.00%	5.00%	7.65%
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
     The following is a summary of the commitments outstanding at December 31, 2008, 2007 and 2006.

		December 31,
	2008	2007	2006
	(Dollars in Thousands)
Commitments to extend credit	$52,382	$62,064	$67,460
Letters of credit	957	1,404	702

	$53,339	$63,468	$68,162

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
     The table below summarizes our interest-sensitive assets and liabilities as of December 31, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Non-accrual loans are not included in loan balances. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of December 31, 2008
(Dollars in Thousands)

	0 - 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	11,042	—	—	11,042
Securities	—	—	71,764	71,764
FHLB stock	2,053	—	—	2,053
Federal funds sold	722	—	—	722
Loans (1)	245,548	122,914	277,856	646,318

Total interest-earning assets	259,365	122,914	349,620	731,899

Interest-bearing liabilities:
Interest-bearing demand deposits	81,285	—	—	81,285
Savings and money markets	128,314	—	—	128,314
Time deposits	128,735	284,565	79,233	492,533
Federal Home Loan Bank borrowings	—	—	16,750	16,750

Total interest-bearing liabilities	338,334	284,565	95,983	718,882

Interest rate sensitivity gap	(78,969)	(161,651)	253,637	13,017

Cumulative interest rate sensitivity gap	(78,969)	(240,620)	13,017

Interest rate sensitivity gap ratio	.77	.43	3.64

Cumulative interest rate sensitivity gap ratio	.77	.61	1.02

(1)	Excludes nonaccrual loans totaling approximately $36,681 million.

     At December 31, 2008 our cumulative one-year interest rate sensitivity gap ratio was .61. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
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
     Contractual Obligations
     The follow table sets forth certain contractual obligations as of December 31, 2008.

	Payment Due by Period
					More
		Less than 1			than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$85,920	$43,420	$42,500	$—	$—
Purchase obligations	610,529	610,529	—	—	—

Total	$696,449	$653,949	$42,500	$—	$—

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See the discussion under “Asset/Liability Management” under Item 7 above, which is incorporated by reference into this Item 7A.

ITEM 8. Financial Statements and Supplementary Data.
     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2008 and 2007.
Quarterly Financial Summary for 2008 and 2007

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008

Interest income	$11,600	$11,029	$11,531	$10,574
Interest expense	(6,227)	(5,761)	(6,040)	(5,980)

Net interest income	5,373	5,268	5,491	4,594
Provision for loan losses	(859)	(1,566)	(2,151)	(4,338)

Net interest income after provision for loans losses	4,514	3,702	3,340	256
Other income	1,755	986	921	964
Other expenses	(5,851)	(5,955)	(5,780)	(6,887)

Income before income taxes	418	(1,267)	(1,519)	(5,667)
Income tax (expense) benefit	(128)	504	591	1,993

Net income (loss)	$290	$(763)	$(928)	$(3,674)

Basic earnings (losses) per share	$0.02	$(0.06)	$(0.08)	$(0.29)

Diluted earnings(losses) per share	$0.02	$(0.06)	$(0.08)	$(0.29)

Year ended December 31, 2007

Interest income	$10,752	$11,579	$12,393	$12,274
Interest expense	(5,656)	(6,211)	(6,645)	(6,682)

Net interest income	5,096	5,368	5,748	5,592
Provision for loan losses	(292)	(501)	(841)	(719)

Net interest income after provision for loans losses	4,804	4,867	4,907	4,873
Other income	821	834	889	893
Other expenses	(5,037)	(5,150)	(5,624)	(5,601)

Income before income taxes	588	551	172	165
Income tax (expense) benefit	—	636	(33)	(24)

Net income	$588	$1,187	$139	$141

Basic earnings per share	$0.05	$0.10	$0.01	$0.01

Diluted earnings per share	$0.05	$0.09	$0.01	$0.01

     The annual financial statements required by this Item 8 are included in Exhibit 13 to this report and incorporated into this Item 8 by reference.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to give reasonable assurance in alerting us in a timely fashion to material information relating to us that is required to be included in the reports that we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.
Attestation Report of the Registered Public Accounting Firm
     Our independent auditors have issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Exhibit 13 to this Annual Report on Form 10-K.
ITEM 9B. Other Information.
     None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
     The disclosures required by this Item 10 are incorporated by reference to the sections titled “Directors and Executive Officers”, “Section 16 Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Committees and Meetings of the Board of Directors” in our definitive proxy statement for the 2009 annual meeting of shareholders.

ITEM 11. Executive Compensation.
     The disclosures required by this Item 11 are incorporated by reference to the section titled “Executive Compensation” in our definitive proxy statement for the 2009 annual meeting of shareholders.

ITEM 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The disclosures required by this Item 12, except as set forth below, are incorporated by reference to the sections titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in our definitive proxy statement for the 2009 annual meeting of shareholders.
Equity Compensation Plan Table
     The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))
Equity compensation plans approved by security holders	999,277	$5.86	292,493
Equity compensation plans not approved by security holders	—	—	—

Total	999,277	$5.86	292,493

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
     The disclosures required by this Item 13 are incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2009 annual meeting of shareholders.
ITEM 14. Principal Accountant Fees and Services.
     The disclosures required by this Item 14 are incorporated by reference to the section titled “Ratification of Independent Auditors” in our definitive proxy statement for the 2009 annual meeting of shareholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for Years Ended December 31, 2008, 2007 and 2006 Notes to Consolidated Financial Statements
The exhibits identified in (b) below.

(b)	The following exhibits are furnished with this registration statement.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Bylaws (incorporated by reference to exhibit 3.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

10.1	2004 Stock Option Plan (incorporated by reference to exhibit 10.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.2	2007 Equity Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed with the SEC on April 25, 2007, which consists of pages C-1 through C-18)*

10.3	Employment Agreement with Jackie L. Reed *

10.4	Employment Agreement with Teresa L. Martin *

10.5	Employment Agreement with Gregory S. Akins *

10.6	Employment Agreement with W. Brett Morgan *

13	Consolidated Financial Statements of FGBC Bancshares, Inc.

21	List of Subsidiaries (incorporated by reference to exhibit 21 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certificate of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.

By:	/s/ Jackie L. Reed	Date: March 31, 2009
Name: Jackie L. Reed
Title: President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jackie L. Reed Jackie L. Reed	Date: March 31, 2009
Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Teresa L. Martin Teresa L. Martin	Date: March 31, 2009
Chief Financial Officer and Executive Vice President
[Principal Financial Officer and Principal Accounting Officer]

/s/ Roy L. Denny Roy L. Denny, Director	Date: March 31, 2009

/s/ Walter D. Duke Walter D. Duke, Director	Date: March 31, 2009

/s/ Wyche T. Green, III Wyche T. Green, III, Director	Date: March 31, 2009

/s/ Greg M. Hagan Greg M. Hagan, Director	Date: March 31, 2009

/s/ George B. Hamil, Jr. George B. Hamil, Jr., Director	Date: March 31, 2009

/s/ Terry L. Harper Terry L. Harper, Director	Date: March 31, 2009

/s/ Emmett K. Harrod Emmett K. Harrod, Director	Date: March 31, 2009

/s/ Howard J. Lindsey Howard J. Lindsey, Director	Date: March 31, 2009

/s/ Dennis H. McDowell Dennis H. McDowell, Director	Date: March 31, 2009

/s/ Edward R. Newbern Edward R. Newbern, Director	Date: March 31, 2009

/s/ Randall Pugh Randall Pugh, Director	Date: March 31, 2009

/s/ Carl R. Sewell, Jr. Carl R. Sewell, Jr., Director	Date: March 31, 2009

/s/ Bart R. Smith Bart R. Smith, Director	Date: March 31, 2009

/s/ Gleamer L. Smith, Jr. Gleamer L. Smith, Jr., Director	Date: March 31, 2009

/s/ Robert L. Stewart, Jr. Robert L. Stewart, Jr., Director	Date: March 31, 2009