Form 10-Q
period 2009-03-31
FGBC Bancshares, Inc.
filed 2009-05-14
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     There were 12,529,288 shares of common stock outstanding as of May 1, 2009.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include or relate to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Report speak only as of the date of the Report and we undertake no obligation to update or revise any of these forward-looking statements.
     The forward-looking statements that we make in this Report, as well as other statements that are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. These risks and uncertainties include, among other things, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Cash and due from banks	$26,621,626	$8,858,796
Interest-bearing deposits in banks	4,000,931	11,042,345
Federal funds sold	15,471,000	722,000
Securities available-for-sale, at fair value	52,477,907	71,764,629
Restricted equity securities, at cost	2,300,300	2,053,400

Loans	664,475,676	683,177,685
Less allowance for loan losses	11,485,512	11,013,996

Loans, net	652,990,164	672,163,689

Premises and equipment	38,080,338	37,898,122
Foreclosed assets	11,045,852	6,041,163
Other assets	10,805,040	10,841,477

Total assets	$814,153,464	$821,385,621

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$42,200,611	$34,959,706
Interest-bearing	705,747,597	702,131,988

Total deposits	747,948,208	737,091,694
Other borrowings	—	16,750,000
Other liabilities	1,773,905	1,730,132

Total liabilities	749,722,113	755,571,826

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0; 100,000,000 shares authorized; 12,525,097 and 12,492,206 shares issued and outstanding, respectively	72,103,169	71,907,920
Accumulated deficit	(6,868,253)	(5,692,364)
Accumulated other comprehensive loss	(803,565)	(401,761)

Total stockholders’ equity	64,431,351	65,813,795

Total liabilities and stockholders’ equity	$814,153,464	$821,385,621

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Interest income:
Loans, including fees	$9,417,296	10,515,889
Taxable securities	623,147	874,206
Nontaxable securities	147,009	159,574
Federal funds sold	11,026	31,436
Other interest income	48,695	19,004

Total interest income	10,247,173	11,600,109

Interest expense:
Deposits	5,382,899	6,200,651
Other borrowings	436,197	26,735

Total interest expense	5,819,096	6,227,386

Net interest income	4,428,077	5,372,723
Provision for loan losses	1,919,007	858,812

Net interest income after provision for loan losses	2,509,070	4,513,911

Other income:
Service charges on deposit accounts	458,539	517,212
Mortgage origination fees	324,986	370,555
Net gain on sale of securities available for sale	710,592	609,032
Net gain on sale of premises and equipment	—	173,870
Other operating income	79,203	83,907

Total other income	1,573,320	1,754,576

Other expenses:
Salaries and employee benefits	3,144,476	3,492,459
Equipment and occupancy expenses	837,157	812,036
Other operating expenses	2,004,302	1,546,015

Total other expenses	5,985,935	5,850,510

Income before income taxes (benefit)	(1,903,545)	417,977

Income tax expense (benefit)	(727,656)	128,163

Net income (loss)	(1,175,889)	289,814

Basic earnings (losses) per share	$(0.09)	$0.02

Diluted earnings (losses) per share	$(0.09)	$0.02

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Net income (loss)	$(1,175,889)	$289,814

Other comprehensive loss:
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $270,025 and $231,432 respectively	(440,567)	(377,600)

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit $23,758 and $86,526 respectively	38,763	141,176

Other comprehensive loss	(401,804)	(236,424)

Comprehensive income (loss)	$(1,577,693)	$53,390

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,175,889)	$289,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	495,506	462,159
Amortization and accretion of securities	15,067	6,224
Provision for loan losses	1,919,007	858,812
Writedowns of foreclosed assets	43,121	—
Stock compensation expense	79,663	76,902
Deferred taxes	(96,294)	344,258
Net gain on sale of securities available for sale	(710,592)	(609,032)
Loss on sale of foreclosed assets	92,167	99,350
Gain on sale of premises and equipment	—	(173,870)
Increase (decrease) in income taxes payable	(93,328)	472,091
Increase in interest receivable	499,783	407,577
Increase in interest payable	16,650	16,283
Net other operating activities	(360,641)	(1,265,834)

Net cash provided by operating activities	724,220	984,734

INVESTING ACTIVITIES
Decrease in interest -bearing deposits in banks	7,041,414	37,507
Purchases of securities available for sale	(17,137,895)	(42,954,149)
Proceeds from maturities of securities available for sale	1,710,592	9,104,222
Proceeds from sales of securities available for sale	34,761,480	35,005,499
Purchases of restricted equity securities	(246,900)	(865,300)
Net (increase) decrease in federal funds sold	(14,749,000)	17,664,000
Net (increase) decrease in loans	10,587,337	(44,347,926)
Purchase of premises and equipment	(677,722)	(2,087,932)
Proceeds from sale of foreclosed assets	1,571,068	309,346
Proceeds from sale of premises and equipment	—	1,004,740
Additions to other real estate owned	(43,864)	(43,736)

Net cash (used in) provided by investing activities	22,816,510	(27,173,729)

FINANCING ACTIVITIES
Net increase in deposits	10,856,514	16,249,707
Net increase in (repayments of) other borrowings	(16,750,000)	15,000,000
Proceeds from exercise of stock options	115,586	89,288
Purchase of fractional shares of common stock	—	(7,885)

Net cash (used in) provided by financing activities	(5,777,900)	31,331,110

Net increase in cash and due from banks	17,762,830	5,142,115

Cash and due from banks, beginning of period	8,858,796	6,112,287

Cash and due from banks, end of period	$26,621,626	$11,254,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$5,819,511	$6,245,877
Income taxes	$—	$—

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$593,300	$—
Loans transferred to foreclosed assets	$7,260,481	$1,995,849
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods
     Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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

	Three Months Ended March 31,
	2009	2008
Basic earnings (losses) per share:
Weighted average common shares outstanding	12,508,802	12,190,121

Net income (loss)	$(1,175,889)	$289,814

Basic earnings (losses) per share	$(.09)	$.02

Diluted earnings (losses) per share:
Weighted average common shares outstanding	12,508,802	12,190,121
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	734,395

Total weighted average common shares and common stock equivalents outstanding	12,508,802	12,924,516

Net income (loss)	$(1,175,889)	$289,814

Diluted earnings (losses) per share	$(.09)	$.02

For the quarter ended March 31, 2009, potential common shares totaling 671,765 were anti-dilutive and not included in the computation of diluted earnings per share.
NOTE 3. FAIR VALUE MEASUREMENTS
     In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements. FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute.

     The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008 the FASB issued Staff Position No. FAS 157-2 which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this staff position, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value, for which the provisions of SFAS 157 have not been applied, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3 — Generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Securities Available-for-Sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
     Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
     Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$52,477,907	$—	$52,477,907

Total assets at fair value	$—	$52,477,907	$—	$52,477,907

     The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Impaired loans	$—	$5,492,790	$23,365,789	$28,858,579
Foreclosed assets	—	2,790,042	8,255,810	11,045,852

Total assets at fair value	$—	$8,282,832	$31,621,599	$39,904,431

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
     We experienced a decrease in loans and total assets and an increase in cash, interest-bearing deposits in banks, federal funds sold and foreclosed assets as of March 31, 2009 as compared to December 31, 2008. These changes reflect management’s intent to reduce the bank’s asset size in order to improve its capital ratios and increase liquidity. We recorded a net loss of $1,175,889 for the three months ended March 31, 2009 compared to net income of $289,814 for the corresponding period in 2008. One factor contributing to our net loss for the quarter is compression in our net interest margin, which dropped to 2.32% for the first quarter of 2009 as compared to 2.38% for the fourth quarter of 2008 and 3.32% for the first quarter of 2008. This compression was a direct result of the interest rate reductions initiated by the Federal Reserve in the latter part of 2007 and the first nine months of 2008. A significant portion of our loans are variable rate and the interest rate reductions have negatively impacted margins. Management implemented interest rate floors on new and renewed loans to lessen the impact of any future rate cuts. Our net interest income dropped in the first quarter of 2009 compared to the corresponding period in 2008 even though average loans increased to $676,445,589 for the first quarter of 2009 from $556,723,324 for the same period of 2008. In short, the increase in the volume of our loans was offset by compressed interest margins. Additionally, non-performing loans negatively impacted our net interest income because accrued interest is backed out of income when the loan becomes non-accrual. Our non-accrual loans increased by $27,141,208 to $28,514,735 from March 31, 2008 to March 31, 2009. Our profitability has also been negatively impacted by our branch expansion program. Over the last eighteen months we have opened two new branches. Personnel and non-recurring start-up costs associated with the opening of new branches tend to be an initial drag on earnings. As these new offices start to increase their loan portfolio and deposit bases, however, we expect them to generate profits and thus contribute to our overall profitability.
     We expect that our loan portfolio will slightly contract for the remainder of 2009 due to management’s intentional tightening of underwriting. Additionally management has shifted its focus towards attracting loans that are not collateralized by commercial real estate in an effort to lessen its current concentration in this collateral type. Foreclosed assets increased $5,004,689 during the first quarter of 2009, which is a result of moving loans from non-performing to actual foreclosure. The real estate markets in the communities we serve have weakened overall but appear to have stabilized from the tumultuous decline in the fourth quarter of 2008.

     To help reduce the effects of the lowered margins and net loss, management has made a conscious effort to aggressively identify and reduce any “non-essential” expense such as social club dues, marketing and employee-related expenses. During the fourth quarter of 2008 and again in the first quarter of 2009, the bank conducted a reduction-in-force eliminating a total of 24 positions across the company and reducing salaries for several other positions. Management, with the approval of the board of directors, also suspended its incentive program for 2008 (for which bonuses would have been paid in the first quarter of 2009) and has suspended the program for 2009. Additionally, the board of directors voted to reduce board fees beginning in 2009. We expect to see the effect of all these efforts more fully as the year progresses.
Critical Accounting Policies
     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008, which were included as part of our Form 10-K filed with the SEC on April 2, 2009.
     Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.
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
     The recognition of deferred income tax assets is another of our critical accounting policies. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance for deferred tax assets is required when it more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. In assessing the realization of the deferred tax assets, we consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of March 31, 2009 we did not record a valuation allowance based upon projections that indicate our ability to realize the net deferred tax asset within three years. Our projections are updated no less frequently than quarterly and there is no guarantee that a valuation allowance will not be required in the future.
     Another of our critical accounting policies involves assets acquired through loan foreclosure or repossession (primarily real estate and vehicles.) These assets are initially recorded at fair value less estimated cost to sell at the date of foreclosure. We determine fair value based upon the lowest of the following three methods: (1) independently observed market prices; (2) appraised values; or (3) management’s estimation of the value of the property. Any write-downs based on the asset’s fair value on the date of acquisition is charged to the allowance for loan losses. In the event that foreclosed real estate is incomplete at the time of foreclosure, it is held for sale and initially recorded at fair value as obtained from a current appraisal less estimated costs to complete and sell. We will obtain an “as-completed” appraisal and capitalize costs associated with completion up to this value, less selling costs, in accordance with generally accepted accounting standards. For the three months ended March 31, 2009 we charged down $245,579 at the time of foreclosure. After foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying or fair value, less estimated cost to sell. Costs incurred in maintaining foreclosed assets and subsequent write-downs based on updated valuations of the property are included in other operating expenses. In response to the slowing economy and general decline in real estate values, which was noted especially during the latter part of 2008, we incurred $92,167 realized net losses on sales of foreclosed assets for the three months ended March 31, 2009. The carrying amount of foreclosed assets at March 31, 2009 and 2008 was $11,045,852 and $2,644,114, respectively. In determining the carrying amount at March

31, 2009 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is slowing. Based on our assumptions, we believe that the carrying value of our foreclosed assets at March 31, 2009 is reasonable; however, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. We believe that the real estate markets in the communities we serve have begun to stabilize since the fourth quarter of 2008. However, a significant level of instability continues to exist. Therefore, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2009. Our bank’s liquidity ratio at March 31, 2009 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 13% and the loan to deposit ratio was approximately 89%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other higher yielding securities should increase earnings potential.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. Management monitors these ratios on a continuous basis. As of March 31, 2009, we disallowed approximately $4,108,000 of deferred tax assets for our regulatory capital computations. For these regulatory capital calculations, guidelines limit the recognition of deferred tax assets to amounts that can be recovered in open carry-back years and taxes that are expected to be paid in the next twelve months. The standard minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis as of March 31, 2009 were as follows:

				Regulatory
				Minimum
			Regulatory	Requirement for
	Actual		Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status

Leverage capital ratio	7.44%	7.34%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	9.36%	9.23%	4.00	6.00
Total capital	10.62%	10.49%	8.00	10.00
     During the second quarter of 2009 the board of directors withdrew our application to participate in the Capital Purchase Program administered by the U.S. Department of Treasury. We continue, however, to explore various means to increase our capital ratios beyond current levels (and beyond stated regulatory minimums) by constraining growth and/or possibly issuing common or preferred equity. These increased capital ratio levels, if achieved, should provide additional strength as we work through our current asset quality issues and further diversify our loan portfolio.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31,
2009
(Dollars in Thousands)
Commitments to extend credit	$52,157
Letters of credit	1,032

$53,189

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)

Cash and due from banks	$26,622	$8,859
Interest-bearing deposits in banks	4,001	11,042
Federal funds sold	15,471	722
Securities	54,778	73,818
Loans, net	652,990	672,164
Premises and equipment	38,080	37,898
Foreclosed assets	11,046	6,041
Other assets	11,165	10,842

	$814,153	$821,386

Deposits	$747,948	$737,092
Other borrowings	—	16,750
Other liabilities	1,774	1,730
Stockholders’ equity	64,431	65,814

	$814,153	$821,386

     Our total assets decreased by $7,232,157 or (.88%) to $814,153,464 for the first three months of 2009, which is due to a combination of a decrease in securities available for sale of $19,286,722, gross loans of $18,702,009 and interest- bearing deposits of $7,041,414. These declines were partially offset by an increase of $17,762,830 from cash and due from banks, a $14,749,000 increase in federal funds sold and a $5,004,689 increase in foreclosed assets as compared to December 31, 2008. These changes reflect management’s intent to reduce the bank’s asset size in order to improve its capital ratios and increase liquidity. Changes to premises and equipment and other assets were not significant for these same periods. For the first three months of 2009 as compared to December 31, 2008, total liabilities decreased by $5,849,713, deposit grew by $10,856,514 and we repaid our $16,750,000 of FHLB borrowings incurring a $324,300 prepayment penalty. Changes to other liabilities were not significant while stockholders’ equity decreased by $1,382,444 due to our first quarter loss of $1,175,880, an increase in other comprehensive loss of $401,804 and in increase to common stock from stock options exercised of $115,586 and $79,664 for FAS No. 123R expense for these same periods. On March 31, 2009 our contractual purchase obligations totaled $46,185 for premises and equipment. Our loan to deposit ratio decreased to 89% at March 31, 2009 from 93% at December 31, 2008.
Results of Operations for the Three Months Ended March 31, 2009 and 2008
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Interest income	$10,247	$11,600
Interest expense	(5,819)	(6,227)

Net interest income	4,428	5,373
Provision for loan losses	(1,919)	(859)
Other income	1,573	1,755
Other expense	(5,986)	(5,851)

Pretax income (loss)	(1,904)	418
Income tax expense (benefit)	(728)	(128)

Net income (loss)	$(1,176)	$290

     Our net interest income during the three months ended March 31, 2009 was $4,428,077, which represented a decrease of $944,646 as compared to the same period in 2008. The decrease in net interest income is due to compression in our net interest margin from 3.32% to 2.32% as we were negatively affected by a falling interest rate environment for our interest-earning assets, which typically reprice faster than our interest-earning liabilities and stiff competition for deposits. Additionally, non-performing loans negatively impacted our net interest income because accrued interest is backed out of income when the loan becomes non-accrual. Our non-accrual loans increased by $27,141,208 to $28,514,735 from March 31, 2008 to March 31, 2009.
     Provision and Allowance for Loan Losses
     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Once a loan is classified as impaired, it continues to be classified as impaired unless it is brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.
     Management determines the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans, which are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, and (2) impaired loans, which are accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: commercial and government guaranteed loans, commercial 1-4 family construction and acquisition and development projects, consumer residential real estate and other consumer loans. Pursuant to guidance set forth in SFAS No. 5, management uses a moving average three year net loan charge-off/recovery experience rate (net charge-off percentage of total loans) with more weight given to the most recent year for these segments in the loan portfolio. Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay. For example, because of the recent increase in the level of our non-performing loans and general decline in real estate values, management has increased its qualitative economic and environmental factors in our SFAS No. 5 calculation.
     Under SFAS No. 114 guidance, a loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A large part of our loans are collateral dependent, which has caused larger impairment amounts to be included in our allowance for loan losses due to recent declines in real estate values. Loans continue to be classified as impaired until they are brought fully current and the collection of scheduled interest and principal is reasonably assured. Impaired loans with balances in excess of $50,000 are evaluated individually, while impaired loans with balances of $50,000 or less are evaluated as a group. No additional funds are committed to be advanced in connection with impaired loans.
     The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. Management regularly monitors trends with respect to non-accrual, restructured and potential problems loans. Subsequent negative changes in these loans have led management to increase its qualitative adjustment in the allowance for loan loss to accommodate these trends. In management’s opinion, the loan loss allowance is considered adequate at March 31, 2009.
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

	March 31, 2009		December 31, 2008
		Percentage of loans in		Percentage of loans in
	Amount	each category	Amount	each category
		(Dollars in Thousands)
Commercial and industrial	$827	7.46%	$632	7.26%
Real estate — construction	4,715	26.99%	5,452	29.64%
Real estate — mortgage	5,602	61.59%	4,578	58.95%
Installment loans to individuals	341	3.96%	351	4.15%

	$11,485	100%	$11,013	100%

     Information with respect to non-accrual, past due and restructured loans at March 31, 2009 and 2008 is as follows:

	March 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Commercial and industrial	$1,001	$355
Real estate — construction	16,644	233
Real estate — mortgage	10,524	691
Installment loans to individuals	346	95

Total non-accrual loans	$28,515	$1,374

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—

Restructured loans in compliance with terms:
Commercial and industrial	$3,756	$—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individuals	—	—

Total restructured loans in compliance with terms	$3,756	$—

Potential problem loans:
Commercial and industrial	$144	$107
Real estate — construction	557	1,468
Real estate — mortgage	1,667	65
Installment loans to individuals	130	15

Total potential problem loans	$2,498	$1,655

Interest income that would have been recorded on non-accrual loans under original terms	$1,284
Interest income that was recorded on non-accrual loans	1,106

Reduction in interest income	$179

     Our levels of non-performing loans have increased due to a combination of the declining real estate market and increased unemployment in our market areas. The declining real estate market primarily affects two segments of borrowers: 1) builders and acquisition/development customers who are not able to sell their inventory and thus cannot generate cash flow and make loan payments; and 2) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. The downturn may be exacerbated if energy and food prices increase, equity markets decrease, credit tightens and the economy further weakens. We do not anticipate recovery in these sectors during 2009 thus no substantial improvement in non-accrual, past due and potential problem loans is expected for the foreseeable future.
     Loans greater than 90 days past due are automatically placed on non-accrual status. Additionally, we may place loans that are not greater than 90 days past due on non-accrual status if we determine that the full collection of principal and interest comes into doubt. In making that determination we consider all of the relevant facts and circumstances and take into consideration the judgment of responsible lending officers, our loan committee and the regulatory agencies that review the loans as part of their regular examination process. If we determine that a larger allowance to loan losses is necessary then we will make an increase to the allowance through a provision.
     At March 31, 2009, we had $28,514,735 of non-accrual loans, which is a decrease of $8,346,624 from December 31, 2008. (Decreases) increases in non-accrual loans consisted of the following categories: commercial and industrial ($46,893), real estate — construction ($7,214,757), real estate — mortgage ($1,108,190) and installment loans to individuals $23,216. The overall decrease in non-accrual loans is primarily attributable to charge-offs and collateral moving through the collections process into foreclosed assets. At March 31, 2009, no accrued interest on non-accrual loans had been recognized.
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
     Restructured loans are loans for which the terms have been negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Restructured loans identified in the table on the previous page consist of a single commercial and industrial loan to one borrower that we are actively managing.
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.
     Information regarding certain loans and allowance for loan loss data through March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Average amount of loans outstanding	$676,446	$556,723

Balance of allowance for loan losses at beginning of period	$11,013	$6,267

Loans charged off
Commercial and industrial	(105)	(19)
Real estate — construction	(797)	(170)
Real estate — mortgage	(409)	(93)
Installment loans to individuals	(149)	(111)

	(1,460)	(393)

Loans recovered
Commercial and industrial	1	—
Real estate — construction	5	—
Real estate — mortgage	2	1
Installment loans to individuals	5	21

	13	22

Net charge-offs	(1,447)	(371)

Additions to allowance charged to operating expense during period	1,919	859

Balance of allowance for loan losses at end of period	$11,485	$6,755

Ratio of net loans charged off during the period to average loans outstanding	.21%	.07%

     We expect that the level of charge-offs may increase in the near future as we more closely analyze our delinquent loans. When a loan first shows signs of weakness we will, if warranted, place the loan on non-accrual status pending a more complete investigation of the underlying credit quality of the loan and its collateral. After a more complete investigation, which may include steps such as obtaining an updated appraisal and a review of the financial condition of the guarantor(s), we will charge-off the portions of the loans that we deem uncollectible. An increase in the level of charge-offs, therefore, will generally trail an increase in the level of non-performing loans because of the time involved with the process of completing a more detailed investigation of the delinquent loans. For this reason, we believe that the recent increase in the level of our non-performing loans is a leading indicator for a subsequent increase in charge-offs, which we expect over the near future.
     Other Income and Expenses
     Other income decreased by $181,256 during the first three months of 2009 as compared to the corresponding period in 2008. We experienced a $58,673 decrease in service charges on deposits accounts, primarily from a reduction in the quantity of NSF fees as it appears consumers are more carefully monitoring their account balances due to the tightening economy, and a $45,569 decrease in secondary-market mortgage origination fees due to the slowing real estate market for the first three months of 2009 as compared to the same period in 2008. During the first quarter of 2009 we had an increase in net gain on the sale of securities available for sale of $101,560 as compared to the corresponding period in 2008. This increase resulted from increased sales of securities to improve liquidity and restructure maturities. In addition, our other income in the first quarter of 2009 was lower (when compared to the corresponding period in 2008) due to a $173,870 gain on the sale of premises and equipment that was incurred in the first quarter of 2008.
     Other expenses increased by $135,425 during the first three months of 2009 as compared to the corresponding period in 2008. Other operating expenses increased by $458,287 for the first three months as compared to the corresponding period in 2008 with the largest component being FDIC insurance assessments, which increased $357,984. We expect to continue incurring large increases for FDIC insurance due to an increase in premiums resulting from the need to replenish the insurance fund due to recent economic events. Expenses for foreclosed assets totaled $138,953 as of March 31, 2009, which is an increase of $113,784 over the respective period for 2008. Occupancy and equipment expenses increased by $25,121 for the first three months of 2009 as compared to the same period in 2008 due to our market expansion into Athens and Lake Oconee. Salaries and employee benefits have decreased by $347,983 for the first three months of 2009 as compared to the same period in 2008 due to the previously mentioned reduction-in-force and management’s decision to eliminate the employee bonus program for 2009 as a result of worsening economic conditions.
     We recorded income tax benefits of $367,359 during the first three months of 2009 as compared to tax expense of $128,163 for the comparable period in 2008. Going forward, we will continue to record income tax provisions (or benefits) based upon our pre-tax income or loss.
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
     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the board of directors and management’s asset/liability committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
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
     The table that follows summarizes our interest sensitive assets and liabilities as of March 31, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of March 31, 2009
(Dollars in Thousands)

	0-3	3-12	Over 1
	Months	Months	Year	Total

Interest-earning assets:
Interest-bearing deposits in banks	4,001	—	—	4,001
Securities	—	—	52,478	52,478
Restricted equity securities	2,300	—	—	2,300
Federal funds sold	15,471	—	—	15,471
Loans (1)	228,341	122,581	285,040	635,962

Total interest-earning assets	250,113	122,581	337,518	710,212

Interest-bearing liabilities:
Interest-bearing demand deposits	83,180	—	—	83,180
Savings and money markets	160,731	—	—	160,731
Time deposits	170,280	217,851	73,706	461,837

Total interest-bearing liabilities	414,191	217,851	73,706	705,748

Interest rate sensitivity gap	(164,078)	(95,270)	263,812	4,464

Cumulative interest rate sensitivity gap	(164,078)	(259,348)	4,464

Interest rate sensitivity gap ratio	.60	0.56	4.58

Cumulative interest rate sensitivity gap ratio	.60	0.59	1.01

(1)	Excludes non-accrual loans totaling approximately $28,515,000.
     At March 31, 2009 our cumulative one-year interest rate sensitivity gap ratio was .59. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest -bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.
Item 1A. Risk Factors
     Please refer to the risk factors as previously disclosed in our Form 10-K filed with the SEC on April 2, 2009.
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

FGBC BANCSHARES, INC.
Date: May 14, 2009	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: May 14, 2009	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer