Form 10-Q
period 2009-06-30
FGBC Bancshares, Inc.
filed 2009-08-14
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2009

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
Yes ☐ No ☑
     There were 13,776,167 shares of common stock outstanding as of July 31, 2009.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include or relate to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this Report speak only as of the date of the Report and we undertake no obligation to update or revise any of these forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$22,475,865	$8,858,796
Interest-bearing deposits in banks	21,367,081	11,042,345
Federal funds sold	—	722,000
Securities available-for-sale, at fair value	48,583,105	71,764,629
Restricted equity securities, at cost	2,694,000	2,053,400

Loans	646,539,254	683,177,685
Less allowance for loan losses	10,819,154	11,013,996

Loans, net	635,720,100	672,163,689

Premises and equipment	37,873,357	37,898,122
Foreclosed assets	14,139,762	6,041,163
Other assets	12,053,990	10,841,477

Total assets	$794,907,260	$821,385,621

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$40,788,027	$34,959,706
Interest-bearing	661,800,915	702,131,988

Total deposits	702,588,942	737,091,694
Other borrowings	27,000,000	16,750,000
Other liabilities	2,517,208	1,730,132

Total liabilities	732,106,150	755,571,826

Stockholders’ equity
Preferred stock, par value $0; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0; 100,000,000 shares authorized; 13,021,194 and 12,492,206 shares issued and outstanding, respectively	73,927,349	71,907,920
Accumulated deficit	(10,023,995)	(5,692,364)
Accumulated other comprehensive loss	(1,102,244)	(401,761)

Total stockholders’ equity	62,801,110	65,813,795

Total liabilities and stockholders’ equity	$794,907,260	$821,385,621

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$9,399,340	$10,031,672	$18,816,636	$20,547,561
Taxable securities	452,922	768,111	1,076,069	1,642,317
Nontaxable securities	141,693	155,052	288,702	314,626
Federal funds sold	2,805	47,186	13,831	78,622
Other interest income	46,021	27,268	94,716	46,272

Total interest income	10,042,781	11,029,289	20,289,954	22,629,398

Interest expense:
Deposits	4,759,980	5,625,336	10,142,879	11,825,987
Other borrowings	1,567	135,531	437,764	162,266

Total interest expense	4,761,547	5,760,867	10,580,643	11,988,253

Net interest income	5,281,234	5,268,422	9,709,311	10,641,145
Provision for loan losses	4,332,170	1,566,267	6,251,177	2,425,079

Net interest income after provision for loan losses	949,064	3,702,155	3,458,134	8,216,066

Other income:
Service charges on deposit accounts	534,232	569,756	992,771	1,086,968
Mortgage origination fees	311,597	348,549	636,583	719,104
Net gain on sale of securities available for sale	10,739	20,955	721,331	629,987
Net gain on sale of premises and equipment	—	(3,732)	—	170,138
Other operating income	65,599	51,349	144,802	135,256

Total other income	922,167	986,877	2,495,487	2,741,453

Other expenses:
Salaries and employee benefits	2,882,676	3,465,584	6,027,152	6,958,043
Equipment and occupancy expenses	849,244	828,766	1,686,401	1,640,802
Other operating expenses	3,224,615	1,662,071	5,228,917	3,208,086

Total other expenses	6,956,535	5,956,421	12,942,470	11,806,931

Loss before income taxes	(5,085,304)	(1,267,389)	(6,988,849)	(849,412)

Income tax benefit	(1,929,562)	(503,764)	(2,657,218)	(375,601)

Net loss	(3,155,742)	(763,625)	(4,331,631)	(473,811)

Basic losses per share	$(0.25)	$(0.06)	$(0.35)	$(0.04)

Diluted losses per share	$(0.25)	$(0.06)	$(0.35)	$(0.04)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(3,155,742)	$(763,625)	$(4,331,631)	$(473,811)

Other comprehensive income (loss):
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $4,081 and $7,963 for (three months) and $274,106 and $239,394 for (six months)	(6,658)	(12,992)	(447,225)	(390,593)

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit of $178,980 and $586,382 for (three months) and $155,222 and $499,856 for (six months)	(292,021)	(956,729)	(253,258)	(815,552)

Other comprehensive income (loss)	(298,679)	(969,721)	(700,483)	(1,206,145)

Comprehensive loss	$(3,454,421)	$(1,733,346)	$(5,032,114)	$(1,679,956)

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(4,331,631)	$(473,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	984,437	945,017
Amortization and accretion of securities	84,392	17,421
Provision for loan losses	6,251,177	2,425,079
Writedown of foreclosed assets	557,247	—
Stock compensation expense	155,884	172,998
Deferred taxes	1,012,421	(731,365)
Net gain on sale of securities available for sale	(721,331)	(629,987)
Net loss on sale of foreclosed assets	339,710	175,741
Net gain on sale of premises and equipment	—	(170,138)
Decrease in income taxes payable	(1,684,597)	(165,765)
Decrease in interest receivable	228,873	377,270
Decrease in interest payable	(263,106)	(90,480)
Net other operating activities	710,302	(34,276)

Net cash provided by operating activities	3,323,778	1,817,704

INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in banks	6,746,697	(13,325)
Purchases of securities available for sale	(24,151,260)	(42,954,149)
Proceeds from maturities of securities available for sale	11,007,608	8,434,160
Proceeds from sales of securities available for sale	35,832,302	42,197,663
Purchases of restricted equity securities	(640,600)	(865,300)
Net decrease in federal funds sold	722,000	11,423,000
Net (increase) decrease in loans	17,896,905	(111,630,815)
Purchase of premises and equipment	(959,672)	(3,505,670)
Proceeds from sale of foreclosed assets	3,433,500	1,024,856
Proceeds from sale of premises and equipment	—	1,005,997
Additions to other real estate owned	(133,548)	(188,150)

Net cash (used in) provided by investing activities	49,753,932	(95,071,733)

FINANCING ACTIVITIES
Net increase (decrease) deposits	(34,502,752)	80,254,412
Net increase in other borrowings	10,250,000	15,000,000
Proceeds from sale of common stock	1,721,531	2,306,040
Proceeds from exercise of stock options	142,013	149,018
Purchase of fractional shares of common stock	—	(7,944)

Net cash (used in) provided by financing activities	(22,389,208)	97,701,526

Net increase in cash and due from banks	30,688,502	4,447,497

Cash and due from banks, beginning of period	8,858,796	6,112,287

Cash and due from banks, end of period	$39,547,298	$10,559,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$10,861,286	$12,142,561
Income taxes	$—	$200,000

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$1,522,002	$—
Loans transferred to foreclosed assets	$13,817,509	$3,432,739
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods
     Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
NOTE 2. LOSSES PER COMMON SHARE
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic losses per share:
Weighted average common shares outstanding	12,533,357	12,198,712	12,521,148	12,194,416

Net loss	$(3,155,742)	$(763,625)	$(4,331,631)	$(473,811)

Basic losses per share	$(0.25)	$(0.06)	$(0.35)	$(0.04)

Diluted losses per share:
Weighted average common shares outstanding	12,533,357	12,198,712	12,521,148	12,194,416

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	—	—	—

Total weighted average common shares and common stock equivalents outstanding	12,533,357	12,198,712	12,521,148	12,194,416

Net loss	$(3,155,742)	$(763,625)	$(4,331,631)	$(473,811)

Diluted losses per share	$(0.25)	$(0.06)	$(0.35)	$(0.04)

Potential common shares totaling 608,009 and 639,887 for the three and six-months ended June 30, 2009 respectively were anti-dilutive and not included in the computation of diluted earnings per share.

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
The Company adopted the provisions of SFAS No. 157 on January 1, 2008. In February 2008 the FASB issued Staff Position No. FAS 157-2, which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS No. 157 to nonfinancial assets and liabilities in scope of this staff position, the information disclosed below does not consider the impact that SFAS No. 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value, for which the provisions of SFAS No. 157 have not been applied, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144.
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Securities Available for Sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

June 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in Thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale investment securities	$48,583	$—	$48,583	$—

Total assets at fair value	$48,583	$—	$48,583	$—

December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in Thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale investment securities	$71,765	$—	$71,765	$—

Total assets at fair value	$71,765	$—	$71,765	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in Thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$23,788	$—	$7,274	$16,514
Foreclosed assets	14,140	—	5,597	8,543

Total assets at fair value	$37,928	$—	$12,871	$25,057

	December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in Thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$38,625	$—	$6,765	$31,860
Foreclosed assets	6,041	—	841	5,200

Total assets at fair value	$44,666	$—	$7,606	$37,060

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.
Cash and cash equivalents: The carrying amounts of cash, due from banks, interest bearing deposits in banks and federal funds sold approximate fair values.
Securities: Fair values for securities are based on available quoted market prices.
Restricted Equity Securities: The carrying value of restricted equity securities with no readily determinable fair value approximates fair value.
Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.
Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.
Other Borrowings: The fair value of fixed rate borrowings is based on discounted contractual cash flows using interest rates currently offered for debt with similar terms.
Accrued Interest: The carrying amount of accrued interest approximates fair value.
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$43,843	$43,843	$20,623	$20,623
Securities available-for-sale	48,583	48,583	71,764	71,764
Restricted equity securities	2,694	2,694	2,053	2,053
Loans	635,720	633,728	672,164	667,130
Accrued interest receivable	3,651	3,651	3,880	3,880
Financial liabilities:
Deposits	$702,589	$706,930	$737,092	$741,079
Other borrowings	27,000	27,000	16,750	17,010
Accrued interest payable	690	690	953	953

NOTE 4. SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities available with gross unrealized gains and losses for sale are summarized as follows and on the following page:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:
U.S. Government sponsored agency securities	$14,542,710	$4,190	$(119,099)	$14,427,801
Mortgage-backed securities	19,086,415	93,604	(149,862)	19,030,157
State, county and municipals	14,187,072	16,210	(753,215)	13,450,067
Corporate securities	2,544,723	—	(869,643)	1,675,080

	$50,360,920	$114,004	$(1,891,819)	$48,583,105

December 31, 2008:
U.S. Government sponsored agency securities	$20,478,647	$647,993	$—	$21,126,640
Mortgage-backed securities	34,199,020	696,568	(76,228)	34,819,360
State, county and municipals	15,187,226	2,170	(1,648,137)	13,541,259
Corporate securities	2,547,738	7,500	(277,868)	2,277,370

	$72,412,631	$1,354,231	$(2,002,233)	$71,764,629

Securities with a carrying value of $7,500,369 and $20,744,709 as of June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
The tables below show the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored agencies	$12,219,551	$(119,099)	$—	$—	$12,219,551	$(119,099)
Mortgage-backed securities	9,471,521	(149,862)	—	—	9,471,521	(149,862)
State, county and municipals	10,550,711	(518,235)	1,972,985	(234,980)	12,523,696	(753,215)
Corporate securities	450,000	(550,000)	1,225,080	(319,643)	1,675,080	(869,643)

Total temporarily impaired securities	$32,691,783	$(1,337,196)	$3,198,065	$(554,623)	$35,889,848	$(1,891,819)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	6,336,827	(73,011)	971,055	(3,217)	7,307,882	(76,228)
State, county and municipals	12,365,148	(1,492,817)	888,316	(155,320)	13,253,464	(1,648,137)
Corporate securities	1,269,870	(277,868)	—	—	1,269,870	(277,868)

Total temporarily impaired securities	$19,971,845	$(1,843,696)	$1,859,371	$(158,537)	$21,831,216	$(2,002,233)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment and at June 30, 2009 no impairment was identified. Our corporate securities consist solely of two trust preferred securities of financial institution holding companies and continue to make their contractual interest payments. Management has no specific intent to sell any securities and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.
The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown on the following page. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Due in less than one year	$—	$—
Due from one to five years	285,564	294,567
Due from five to ten years	6,826,737	6,801,154
After ten years	24,162,204	22,457,227
Mortgage-backed securities	19,086,415	19,030,157

	$50,360,920	$48,583,105

The gross gains and losses realized by the Company from sales of available-for-sale securities for the three and six months ended June 30, 2009 and 2008 respectively were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross gains realized	$10,739	$33,828	$721,331	$655,643
Gross losses realized	—	(12,873)	—	(25,656)

Net realized gain	$10,739	$20,955	$721,331	$629,987

NOTE 5. SUBSEQUENT EVENTS
   Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 14, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
     We experienced a decrease in federal funds sold, securities, loans, premises and equipment and total assets and an increase in cash, interest-bearing deposits in banks, restricted equity securities, foreclosed assets and other assets as of June 30, 2009 as compared to December 31, 2008. These changes reflect management’s intent to reduce the bank’s asset size in order to improve its capital ratios and increase liquidity during the current difficult economic environment. We recorded a net loss of $4,331,631 for the six months ended June 30, 2009 compared to net loss of $473,811 for the corresponding period in 2008. The most significant item contributing to our net loss was a provision for loan losses of $6,251,777 for the six months ended June 30, 2009 as compared to $2,425,079 for the same period in 2008. Foreclosed assets increased from $3,211,234 at June 30, 2008 to $14,139,761 at June 30, 2009, which is a result of moving loans from non-performing to actual foreclosure. Related to this increase, we incurred $573,580 of foreclosed asset expense for the upkeep of properties, legal fees and taxes for the six months ended June 30, 2009 with no expense recorded for the same period in 2008. Additionally write-downs of foreclosed properties (related to three banking relationships) totaled $557,247 for the six months ended June 30, 2009. By comparison, we incurred no expense relating to these items for the same period in 2008. Non-performing loans also negatively impacted our net interest income as accrued interest is backed out of income when loans become non-accrual. Our non-accrual loans increased from $2,134,045 at June 30, 2008 to $25,900,939 at June 30, 2009.

     We expect that our loan portfolio will slightly contract for the remainder of 2009 due to management’s intentional tightening of underwriting guidelines. Additionally, management has shifted its focus towards attracting loans that are collateralized by assets other than commercial real estate in an effort to lessen our current concentration in this collateral type. The real estate markets in the communities we serve have weakened overall but appear to have stabilized from the tumultuous decline in the fourth quarter of 2008.
     To help reduce the effects of the net loss, management has made a conscious effort to aggressively identify and reduce any “non-essential” expense such as social club dues, marketing and employee-related expenses. During the fourth quarter of 2008 and again in the first quarter of 2009, the bank conducted a reduction-in-force eliminating a total of 24 positions across the company and reduced salaries for several other positions. Salaries and employee benefits have decreased $930,891 for the six months ended June 30, 2009 as compared to the same period in 2008. Management, with the approval of the board of directors, also suspended our incentive program during 2008 (for which bonuses would have been paid in the first quarter of 2009). The program remains suspended for 2009. Additionally, the board of directors voted to reduce board fees beginning in 2009. We expect to see the effect of all these efforts more fully as the year progresses.
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
     The recognition of deferred income tax assets is another of our critical accounting policies. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance for deferred tax assets is required when it more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. In assessing the realization of the deferred tax assets, we consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2009 we did not record a valuation allowance based upon projections that indicate our ability to realize the net deferred tax asset within three years. Our projections are updated no less frequently than quarterly and there is no guarantee that a valuation allowance will not be required in the future.
     Another of our critical accounting policies involves assets acquired through loan foreclosure or repossession (primarily real estate and vehicles.) These assets are initially recorded at fair value less estimated cost to sell at the date of foreclosure. We determine fair value based upon the lowest of the following three methods: (1) independently observed market prices; (2) appraised values; or (3) management’s estimation of the value of the property. Any write-downs based on the asset’s fair value on the date of acquisition is charged to the allowance for loan losses. In the event that foreclosed real estate is incomplete at the time of foreclosure, it is held for sale and initially recorded at fair value as obtained from a current appraisal less estimated costs to complete and sell. We will obtain an “as-completed” appraisal and capitalize costs associated with completion up to this value, less selling costs, in accordance with generally accepted accounting standards. For the six months ended June 30, 2009 we charged down $250,348 at the time of foreclosure. After foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying or fair value, less estimated cost to sell. Costs incurred in maintaining foreclosed assets and subsequent write-downs based on updated valuations of the property are included in other operating expenses. In response to the slowing economy and general decline in real estate values, we incurred $339,611 realized net losses on sales of foreclosed assets for the six months ended June 30, 2009. The carrying amount of foreclosed assets at June 30, 2009 and 2008 was $14,139,762 and $3,211,234, respectively. In determining the carrying amount at June 30, 2009, we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is slowing. Based on our assumptions, we believe that the carrying value of our foreclosed assets at June 30, 2009 is reasonable; however, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. We believe that the real estate markets in the communities we serve have begun to stabilize since the fourth quarter of 2008. However, a significant level of instability continues to exist. Therefore, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Liquidity and Capital Resources
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2009. Our bank’s liquidity ratio at June 30, 2009 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 12.5% and the loan to deposit ratio was approximately 92%. We will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other higher yielding securities should increase earnings potential.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. Management monitors these ratios on a continuous basis. As of June 30, 2009, we disallowed approximately $2,973,000 of deferred tax assets for our regulatory capital computations. For these regulatory capital calculations, guidelines limit the recognition of deferred tax assets to amounts that can be recovered in open carry-back years and taxes that are expected to be paid in the next twelve months. The standard minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis as of June 30, 2009 were as follows:

				Regulatory
				Minimum
			Regulatory	Requirement for
	Actual		Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratio	7.74%	7.71%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	9.46%	9.46%	4.00%	6.00%
Total capital	10.75%	10.71%	8.00%	10.00%
     On June 25, 2009, we began a campaign to raise capital by issuing common stock through a private placement offering. We raised aggregate proceeds of approximately $1.7 million in this offering prior to June 30, 2009 and raised additional aggregate proceeds of approximately $2.6 million during July 2009.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2009
(Dollars in Thousands)

Commitments to extend credit	$51,316
Letters of credit	1,179

$52,495

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	June 30,	December 31,
	2009	2008
	(Dollars in Thousands)

Cash and due from banks	$22,476	$8,859
Interest-bearing deposits in banks	21,367	11,042
Federal funds sold	—	722
Securities	51,277	73,818
Loans, net	635,720	672,164
Premises and equipment	37,873	37,898
Foreclosed assets	14,140	6,041
Other assets	12,054	10,842

	$794,907	$821,386

Deposits	$702,589	$737,092
Other borrowings	27,000	16,750
Other liabilities	2,517	1,730
Stockholders’ equity	62,801	65,814

	$794,907	$821,386

     Our total assets decreased by $26,478,361, or 3.22%, to $794,907,260 for the first six months of 2009, which is due to a combination of a decrease in gross loans of $36,638,431, securities available for sale of $23,181,524, and federal funds sold of $722,000. These declines were partially offset by increases of $30,688,502 in cash and due from banks, interest-bearing deposits of $10,325,000, foreclosed assets of $8,098,599 and a $1,212,513 increase in other assets as compared to December 31, 2008. These changes reflect management’s intent to reduce the bank’s asset size in order to improve its capital ratios and increase liquidity during challenging economic times. Changes to premises and equipment were not significant for these same periods. For the first six months of 2009 as compared to December 31, 2008, total liabilities decreased by $23,465,676 and deposits decreased by $34,502,752. Additionally, we borrowed $27,000,000 of daily rate credit funds with a cost of 44 basis points during the second quarter after prepaying $16,750,000 of fixed-rate FHLB borrowings with an average cost of 348 basis points and an average maturity of 57 months with a $324,300 prepayment penalty during the first quarter. Changes to other liabilities were not significant. Stockholders’ equity decreased by $3,012,685 due to our loss of $4,331,631 for the first six months of 2009, an increase in other comprehensive loss of $700,483 and an increase to common stock from common stock sold of $1,721,531, stock options exercised and a tax refund related to stock options of $140,013 and $155,885 for FAS No. 123R expense for these same periods. On June 30, 2009 our contractual purchase obligations totaled $30,000 for premises and equipment. Our loan to deposit ratio decreased to 92% at June 30, 2009 from 93% at December 31, 2008.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008
     The following is a summary of our operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Interest income	$10,043	$11,029	$20,290	$22,629
Interest expense	(4,762)	(5,761)	(10,581)	(11,988)

Net interest income	5,281	5,268	9,709	10,641
Provision for loan losses	(4,332)	(1,566)	(6,251)	(2,425)
Other income	922	986	2,495	2,741
Other expense	(6,957)	(5,955)	(12,942)	(11,806)

Pretax income (loss)	(5,086)	(1,267)	(6,989)	(849)
Income tax expense (benefit)	(1,930)	(504)	(2,657)	(375)

Net income (loss)	$(3,156)	$(763)	$(4,332)	$(474)

     Our net interest income for the three months ended June 30, 2009 was $5,281,234, which is an increase of $12,812 as compared to the same period for 2008. We have experienced compression in our net interest margin due to a falling interest rate environment and stiff competition for deposits for several quarters as noted in the table below:

Period	Net interest margin
June, 2009	2.61%
March, 2009	2.32%
December, 2008	2.88%
September, 2008	3.08%
June, 2008	3.17%
March, 2008	3.32%
December, 2007	3.69%
     Our net interest margin has also been negatively impacted by lost interest income on increased non-performing assets. However, we have begun to see an improvement in our net interest margin as our loan yields are increasing and our cost of funds are decreasing, thus widening our margins.
     Our net interest income for the six months ended June 30, 2009 was $9,709,311, which represented a decrease of $931,834 as compared to the same period in 2008. The decrease in net interest income for the six months ended June 30, 2009 versus the same period in 2008 is due to a combination of a declining rate environment and an increase in non-performing loans, which negatively impact our net interest income. Our non-accrual loans increased from $2,134,045 at June 30, 2008 to $25,900,939 at June 30, 2009.
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
     The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. Management regularly monitors trends with respect to non-accrual, restructured and potential problems loans. Subsequent negative changes in these loans have led management to increase its qualitative adjustment in the allowance for loan loss to accommodate these trends. In management’s opinion, the loan loss allowance is considered adequate at June 30, 2009.
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

	June 30, 2009		December 31, 2008
		Percentage		Percentage
		of loans in		of loans in
		each		each
	Amount	category	Amount	category
	(Dollars in Thousands)
Commercial and industrial	$629	7.11%	$632	7.26%
Real estate — construction	4,809	27.07%	5,452	29.64%
Real estate — mortgage	5,055	61.86%	4,578	58.95%
Installment loans to individuals	326	3.96%	351	4.15%

	$10,819	100%	$11,013	100%

Information with respect to non-accrual, past due and restructured loans at June 30, 2009 and 2008 is as follows:

	June 30,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Commercial and industrial	$752	$344
Real estate — construction	17,072	739
Real estate — mortgage	7,893	942
Installment loans to individuals	183	109

Total non-accrual loans	$25,900	$2,134

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—

Restructured loans in compliance with terms:
Commercial and industrial	$3,894	$—
Real estate — construction	—	—
Real estate — mortgage	1,271	—
Installment loans to individuals	—	—

Total restructured loans in compliance with terms	$5,165	$—

Potential problem loans:
Commercial and industrial	$133	$49
Real estate — construction	1,553	24
Real estate — mortgage	1,595	561
Installment loans to individuals	69	8

Total potential problem loans	$3,350	$642

Interest income that would have been recorded on non-accrual loans under original terms	$2,867
Interest income that was recorded on non-accrual loans	2,475

Reduction in interest income	$392

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
     At June 30, 2009, we had $25,900,939 of non-accrual loans, which is a decrease of $10,960,420 from December 31, 2008. The decrease is primarily the result of real estate construction loans being charged-off or collateral related to these loans being foreclosed upon and moving into other real estate. This process caused the level of our non-accrual real estate construction loans to decrease by $6.8 million. The level of our non-accrual commercial loans and non-accrual real estate mortgage loans increased by approximately $296,000 and $3.7 million during the first half of 2009, respectively. At June 30, 2009, no accrued interest on non-accrual loans had been recognized.
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

     Restructured loans are loans for which the terms have been negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Restructured loans identified in the table above consist of a single commercial and industrial loan to one borrower that we are actively managing.
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.
     Information regarding certain loans and allowance for loan loss data through June 30, 2009 and 2008 is as follows:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Average amount of loans outstanding	$666,254	$582,165

Balance of allowance for loan losses at beginning of period	$11,013	$6,267

Loans charged off
Commercial and industrial	(383)	(459)
Real estate — construction	(3,395)	(220)
Real estate — mortgage	(2,380)	(254)
Installment loans to individuals	(311)	(157)

	(6,469)	(1,090)

Loans recovered
Commercial and industrial	5	1
Real estate — construction	5	—
Real estate — mortgage	2	4
Installment loans to individuals	12	28

	24	33

Net charge-offs	(6,445)	(1,057)

Additions to allowance charged to operating expense during period	6,251	2,425

Balance of allowance for loan losses at end of period	$10,819	$7,635

Ratio of net loans charged off during the period to average loans outstanding	.97%	.18%

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

     Other Income and Expenses
     Other income decreased by $64,710 and $245,966 during the second quarter and first six months of 2009 as compared to the corresponding period in 2008. We experienced a $35,524 and $94,197 decrease in service charges on deposits accounts, primarily from a reduction in the quantity of NSF fees as it appears consumers are more carefully monitoring their account balances due to the tightening economy for the second quarter and first six months of 2009 as compared to the same period for 2008. We also had a $36,952 and $82,521 decrease in secondary-market mortgage origination fees due to the slowing real estate market for the second quarter and first six months of 2009 as compared to the same period in 2008. During the three months ended June 30, 2009, quarter we had a decrease of $10,216 in the net gain on the sale of securities available for sale when compared to the same period in 2008, while we had a $91,344 increase in net gain on the sale of securities available for sale for the first six months of 2009 as compared to the corresponding period in 2008. These sales resulted from management’s desire to improve liquidity and restructure maturities. In addition, our other income in the first six months of 2009 was lower (when compared to the corresponding period in 2008) due to a $170,138 gain on the sale of premises and equipment that was recorded in the first quarter of 2008.
     Other expenses increased by $1,000,114 and $1,135,539 during the second quarter and first six months of 2009 as compared to the corresponding periods in 2008. Other operating expenses increased by $1,562,544 and $2,020,831 for the second quarter and first six months of 2009 as compared to the corresponding periods in 2008 with the largest component being FDIC insurance assessments, which increased $587,594 and $945,578 for the second quarter and first six months of 2009 compared to the same periods of 2008. We expect to continue incurring large levels of FDIC insurance premiums resulting from the need to replenish the insurance fund due to recent economic events. Expenses for foreclosed assets totaled $138,953 for the first half of 2009, which is an increase of $113,784 over the respective period for 2008. Occupancy and equipment expenses increased by $20,478 and $45,599 for the second quarter and first six months of 2009 as compared to the same periods in 2008 due to our market expansion into Athens and Lake Oconee. Salaries and employee benefits have decreased by $582,908 and $930,891 for the second quarter and first six months of 2009 as compared to the same periods in 2008 due to the previously mentioned reduction-in-force and management’s decision to eliminate the employee bonus program for 2009 as a result of worsening economic conditions.
     We recorded income tax benefits of $1,929,562 and $2,657,218 during the second quarter and first six months of 2009 as compared to tax benefits of $503,764 and $375,601 for the comparable periods in 2008. Going forward, we will continue to record income tax provisions (or benefits) based upon our pre-tax income or loss as long as we estimate future taxable income.

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

     The table that follows summarizes our interest sensitive assets and liabilities as of June 30, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of June 30, 2009
(Dollars in Thousands)

	0–3	3–12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	21,367	—	—	21,367
Securities	—	—	48,583	48,583
Restricted equity securities (1)	2,694	—	—	2,694
Federal funds sold	—	—	—	—
Loans (2)	203,601	139,525	277,676	620,802

Total interest-earning assets	227,662	139,525	326,259	693,446

Interest-bearing liabilities:
Interest-bearing demand deposits	85,993	—	—	85,993
Savings and money markets	188,534	—	—	188,534
Time deposits	113,862	216,033	57,379	387,274
Federal Home loan Bank borrowings	27,000	—	—	27,000

Total interest-bearing liabilities	415,389	216,033	57,379	688,801

Interest rate sensitivity gap	(187,727)	(76,508)	268,880	4,645

Cumulative interest rate sensitivity gap	(187,727)	(264,235)	4,645

Interest rate sensitivity gap ratio	.55	0.65	5.69

Cumulative interest rate sensitivity gap ratio	.55	0.58	1.01

(1)	Restricted equity securities have not paid dividends in 2009.

(2)	Excludes non-accrual loans totaling approximately $25,901,000.
     At June 30, 2009 our cumulative one-year interest rate sensitivity gap ratio was .58. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest-bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.

Item 1A.	Risk Factors
     Please refer to the risk factors as previously disclosed in our Form 10-K filed with the SEC on April 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     We commenced a private placement of up to 1,428,572 shares of common stock on June 25, 2009. The price per share in the offering is $3.50. The total offering price is $5,000,002. The shares are being sold on our behalf on a “best efforts” basis by our directors and executive officers to selected accredited investors. No commissions are being paid. The shares that are being offered have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The offering is being conducted in a manner designed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder. We had sold 1,246,879 shares pursuant to this offering through July 31, 2009.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on June 8, 2009. At the meeting, the following matters were submitted to a vote:
     (1)   Proposal One — Election of Five Class II Directors

Name	Votes For	Votes Against/Abstain
Wyche T. Green, III	6,933,388	46,666
Dennis H. McDowell	6,933,388	46,666
Jackie L. Reed	6,933,388	46,666
Carl R. Sewell, Jr.	6,933,388	46,666
Gleamer L. Smith, Jr.	6,933,388	46,666
     (2)   Proposal Two — To ratify the selection of Mauldin & Jenkins, LLC as the Company’s independent auditors for 2009.

Votes For	Votes Against	Abstain
7,000,412	3,333	34,072

Item 5.	Other Information
     None.

Item 6.	Exhibits
     The following exhibits are included with this report:
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: August 14, 2009	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: August 14, 2009	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer