Form 10-Q
period 2009-09-30
FGBC Bancshares, Inc.
filed 2009-11-23
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2009

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
Yes ☐     No ☑
There were 13,974,090 shares of common stock outstanding as of November 1, 2009.

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
The forward-looking statements that we make in this Report, as well as other statements that are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. These risks and uncertainties include, among other things, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2009 and in Item 1A of Part II to this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Cash and due from banks	$12,772,301	$8,858,796
Interest-bearing deposits in banks	31,686,020	11,042,345
Federal funds sold	—	722,000
Securities available-for-sale, at fair value	48,955,117	71,764,629
Restricted equity securities, at cost	2,694,000	2,053,400

Loans	634,853,596	683,177,685
Less allowance for loan losses	15,230,085	11,013,996

Loans, net	619,623,511	672,163,689

Premises and equipment	37,517,639	37,898,122
Foreclosed assets	14,714,558	6,041,163
Deferred tax asset, net	8,157,055	4,441,757
Accrued interest receivable	3,391,107	3,880,284
Other assets	1,720,243	2,519,436

Total assets	$781,231,551	$821,385,621

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$43,396,896	$34,959,706
Interest-bearing	674,224,830	702,131,988

Total deposits	717,621,726	737,091,694
Other borrowings	4,000,000	16,750,000
Accrued interest payable	588,285	953,088
Other liabilities	1,682,548	777,044

Total liabilities	723,892,559	755,571,826

Stockholders’ equity
Preferred stock, par value $0; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0; 100,000,000 shares authorized; 13,974,090 and 12,492,206 shares issued and outstanding, respectively	77,338,707	71,907,920
Accumulated deficit	(20,348,720)	(5,692,364)
Accumulated other comprehensive income (loss)	349,005	(401,761)

Total stockholders’ equity	57,338,992	65,813,795

Total liabilities and stockholders’ equity	$781,231,551	$821,385,621

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$9,205,976	$10,586,518	$28,022,612	$31,134,079
Taxable securities	415,401	752,249	1,491,470	2,394,566
Nontaxable securities	139,889	151,873	428,591	466,499
Federal funds sold	5,990	26,288	19,821	104,910
Other interest income	58,539	14,645	153,255	60,917

Total interest income	9,825,795	11,531,573	30,115,749	34,160,971

Interest expense:
Deposits	3,936,107	5,878,593	14,078,986	17,704,580
Other borrowings	11,015	161,836	448,779	324,102

Total interest expense	3,947,122	6,040,429	14,527,765	18,028,682

Net interest income	5,878,673	5,491,144	15,587,984	16,132,289
Provision for loan losses	11,796,831	2,151,138	18,048,008	4,576,217

Net interest income (expense) after provision for loan losses	(5,918,158)	3,340,006	(2,460,024)	11,556,072

Other income:
Service charges on deposit accounts	538,105	582,466	1,530,876	1,669,434
Mortgage origination fees	212,108	281,633	848,691	1,000,737
Net gain on sale of securities available for sale	1,896	—	723,227	629,987
Net gain on sale of premises and equipment	—	12,167	—	182,305
Other operating income	62,206	45,392	207,008	180,648

Total other income	814,315	921,658	3,309,802	3,663,111

Other expenses:
Salaries and employee benefits	2,785,035	3,201,367	8,812,187	10,159,410
Equipment and occupancy expenses	846,834	888,266	2,533,235	2,529,068
Net loss on sale of foreclosed assets	474,261	145,217	813,873	320,958
Write down of foreclosed assets	549,613	—	1,106,859	—
Foreclosed asset expenses	822,634	42,006	1,410,107	120,366
FDIC insurance premiums	445,409	128,520	1,613,626	351,159
Other operating expenses	1,365,445	1,374,975	3,941,814	4,106,321

Total other expenses	7,289,231	5,780,351	20,231,701	17,587,282

Loss before income taxes	(12,393,074)	(1,518,687)	(19,381,923)	(2,368,099)

Income tax benefit	(2,068,347)	(591,070)	(4,725,565)	(966,671)

Net loss	(10,324,727)	(927,617)	(14,656,358)	(1,401,428)

Basic losses per share	$(0.76)	$(0.08)	$(1.14)	$(0.11)

Diluted losses per share	$(0.76)	$(0.08)	$(1.14)	$(0.11)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(10,324,727)	$(927,617)	$(14,656,358)	$(1,401,428)

Other comprehensive loss:
Reclassification adjustment for net losses on sales of securities included in net income, net of tax of $720 and $0 for (three months) and $274,826 and $239,394 for (nine months)	(1,175)	—	(448,401)	(390,593)

Net unrealized holding gains (losses) on securities available for sale arising during period, net of tax benefit of $890,196 and $536,529 for (three months) and $734,974 and $36,673 for (nine months)	1,452,424	875,388	1,199,167	59,836

Other comprehensive gain (loss)	1,451,249	875,388	750,766	(330,757)

Comprehensive loss	$(8,873,478)	$(52,229)	$(13,905,592)	$(1,732,185)

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(14,656,358)	$(1,401,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,463,020	1,461,562
Amortization and accretion of securities	142,593	18,571
Provision for loan losses	18,048,008	4,576,217
Writedown of foreclosed assets	1,106,859	—
Stock compensation expense	232,107	269,095
Deferred taxes	(3,715,298)	(1,410,066)
Net gain on sale of securities available for sale	(723,227)	(629,987)
Net loss on sale of foreclosed assets	813,873	320,958
Net gain on sale of premises and equipment	—	(182,305)
Increase (decrease) in income taxes payable	857,613	(117,397)
Decrease in interest receivable	489,177	532,067
Decrease in interest payable	(364,803)	(68,212)
Net other operating activities	387,022	(568,194)

Net cash provided by operating activities	4,080,586	2,800,881

INVESTING ACTIVITIES
Increase in interest bearing deposits in banks	(20,643,675)	(6,151)
Purchases of securities available for sale	(28,253,010)	(42,954,149)
Proceeds from maturities of securities available for sale	14,567,298	9,224,781
Proceeds from sales of securities available for sale	38,286,770	42,197,663
Purchases of restricted equity securities	(640,600)	(944,100)
Decrease in federal funds sold	722,000	2,582,000
Net (increase) decrease in loans	17,198,676	(156,925,283)
Purchase of premises and equipment	(1,082,537)	(5,632,963)
Proceeds from sale of foreclosed assets	6,870,083	1,262,293
Proceeds from sale of premises and equipment	—	1,018,997
Additions to other real estate owned	(170,798)	(270,549)

Net cash provided by (used in) investing activities	26,854,207	(150,447,461)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(19,469,968)	128,978,973
Net increase in (repayments of) other borrowings	(12,750,000)	16,750,000
Proceeds from sale of common stock	5,056,667	3,601,650
Proceeds from exercise of stock options	142,013	182,953
Purchase of fractional shares of common stock	—	(7,944)

Net cash provided by (used in) financing activities	(27,021,288)	149,505,632

Net increase in cash and due from banks	3,913,505	1,859,052

Cash and due from banks, beginning of period	8,858,796	6,112,287

Cash and due from banks, end of period	$12,772,301	$7,971,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$14,545,691	$18,167,101
Income taxes	$—	$336,000

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$4,331,163	$—
Loans transferred to foreclosed assets	$21,624,657	$4,413,848
See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods
Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic earnings (losses) per share:
Weighted average common shares outstanding	13,575,392	12,326,820	12,876,424	12,238,873

Net income (loss)	$(10,324,727)	$(927,617)	$(14,656,358)	$(1,401,428)

Basic earnings (losses) per share	$(0.76)	$(0.08)	$(1.14)	$(0.11)

Diluted earnings (losses) per share:
Weighted average common shares outstanding	13,575,392	12,326,820	12,876,424	12,238,873

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	—	—	—

Total weighted average common shares and common stock equivalents outstanding	13,575,392	12,326,820	12,876,424	12,238,873

Net income (loss)	$(10,324,727)	$(927,617)	$(14,656,358)	$(1,401,428)

Diluted earnings (losses) per share	$(0.76)	$(0.08)	$(1.14)	$(0.11)

Potential common shares totaling 1,309,066 and 1,099,319 for the three and nine-months ended September 30, 2009 respectively were anti-dilutive and not included in the computation of diluted earnings per share.

NOTE 3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued three related accounting pronouncements to provide further application guidance and enhanced disclosures of fair value measurements and impairments of securities. These pronouncements provide guidance for making fair value measurements more consistent with existing accounting principles when the volume and level of activity for the asset or liability have significantly decreased. The pronouncements also enhance consistency in reporting by increasing the frequency of fair value disclosures and modifies existing general accounting standards for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.
The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. Prior to these pronouncements, fair value disclosures for instruments covered by the pronouncements were required for annual statements only. These disclosures are now required in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis; or (3) does not expect to recover the entire amortized cost basis of the security. When an entity intends to sell or more likely than not will be required to sell a security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.
All three pronouncements were effective for interim and annual reports ending after June 15, 2009. Early adoption was permitted for interim and annual periods ending after March 15, 2009, but concurrent adoption of all three was required. The Company adopted the provisions of these pronouncements for the quarter ending June 30, 2009. The adoption of these provisions did not have an impact on the consolidated financial statements.
In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events. The pronouncement defines “recognized subsequent events” as those that give evidence of conditions that existed at the balance-sheet date and “non-recognized subsequent events” as those that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements. Entities must recognize in the financial statements the effect of recognized subsequent events, but cannot recognize the effects in the financial statements of non-recognized subsequent events. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual periods ending after June 30, 2009. The Company adopted this pronouncement for the quarter ended June 30, 2009, and adoption did not have an impact on the consolidated financial statements.
In June 2009, the FASB issued an accounting pronouncement establishing the FASB “Accounting Standards CodificationTM” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 30, 2009. On the effective date, this pronouncement superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted this new accounting pronouncement effective September 30, 2009. There was no impact on the consolidated financial statements from the adoption of this pronouncement.
NOTE 4. FAIR VALUE MEASUREMENT
Measurement of fair value under United States generally accepted accounting principles (“US GAAP”) establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below:
Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
Securities — Where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. For securities traded in secondary markets for which quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Securities measured with these techniques are classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow calculations using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.
Impaired Loans — Impaired loans are measured and reported at fair value when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral-dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Foreclosed Assets — Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
The following table presents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2009:

	(In Thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets measured on a recurring basis:
Available for sale securities	$—	$48,955	$—	$48,955

Total assets at fair value	$—	$48,955	$—	$48,955

Assets measured on a nonrecurring basis:
Impaired loans	$—	$15,107	$10,904	$26,011
Foreclosed assets	—	6,651	8,063	14,714

Total assets at fair value	$—	$21,758	$18,967	$40,725

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current US GAAP excludes certain financial instruments and all nonfinancial instruments from its fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets:
Cash and cash equivalents	$44,458	$44,458	$20,623	$20,623
Securities available-for-sale	48,955	48,955	71,764	71,764
Restricted equity securities	2,694	2,694	2,053	2,053
Loans, net	619,624	615,957	672,164	667,130
Accrued interest receivable	3,391	3,391	3,880	3,880

Financial Liabilities:
Deposits	$717,622	$722,553	$737,092	$741,079
Other borrowings	4,000	4,000	16,750	17,010
Accrued interest payable	588	588	953	953
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values.
Securities available-for-sale: Fair values for investment securities are based on quoted market prices.
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
Other Borrowings: Other borrowings are daily rate credits, which reprice daily and are carried on the statements of financial condition at fair value.
Accrued Interest: The carrying amount of accrued interest approximates fair value.
NOTE 5. SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of securities available-for-sale with gross unrealized gains and losses are summarized on the following page:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009:
U.S. Government sponsored agency securities	$11,342,824	$75,372	$(15,031)	$11,403,165
Mortgage-backed securities	21,658,449	426,387	(32,285)	22,052,551
State, county and municipals	12,847,708	398,272	(122,666)	13,123,314
Corporate securities	2,543,224	—	(167,137)	2,376,087

	$48,392,205	$900,031	$(337,119)	$48,955,117

December 31, 2008:
U.S. Government sponsored agency securities	$20,478,647	$647,993	$—	$21,126,640
Mortgage-backed securities	34,199,020	696,568	(76,228)	34,819,360
State, county and municipals	15,187,226	2,170	(1,648,137)	13,541,259
Corporate securities	2,547,738	7,500	(277,868)	2,277,370

	$72,412,631	$1,354,231	$(2,002,233)	$71,764,629

Securities with a carrying value of $7,026,256 and $20,744,709 as of September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
The tables below show the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
September 30, 2009:
U.S. Government sponsored agencies	$11,403,165	$(15,031)	$—	$—
Mortgage-backed securities	22,052,551	(32,285)	—	—
State, county and municipal securities	11,608,606	(104,075)	1,514,708	(18,591)
Corporate securities	930,000	(70,000)	1,446,087	(97,137)

	$45,994,322	$(221,391)	$2,690,795	$(115,728)

December 31, 2008:
U.S. Government sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	6,336,827	(73,011)	971,055	(3,217)
State, county and municipal securities	12,365,148	(1,492,817)	888,316	(155,320)
Corporate securities	1,269,870	(277,868)	—	—

	$19,981,845	$(1,843,696)	$1,859,371	$(158,537)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments at September 30, 2009 and no other than temporary impairment was identified. Our corporate securities consist solely of two trust preferred securities of financial institution holding companies who continue to make their contractual interest payments. Management has no specific intent to sell any securities and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.
The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown on the following page. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Due from one to five years	$285,534	$305,115
Due from five to ten years	4,622,742	4,682,210
After ten years	21,825,480	21,915,241
Mortgage-backed securities	21,658,449	22,052,551

	$48,392,205	$48,955,117

The gross gains and losses realized by the Company from sales of available-for-sale securities for the three and nine months ended September 30, 2009 and 2008 respectively were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross gains realized	$1,896	$—	$723,227	$655,643
Gross losses realized	—	—	—	(25,656)

Net realized gains	$1,896	$—	$723,227	$629,987

NOTE 6. SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through November 23, 2009, the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 23, 2009, there were no subsequent events which required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
We experienced a net loss for the nine months ended September 30, 2009 of $14.7 million, an increase in loss of $13.3 million as compared with the $1.4 million net loss we experienced in the corresponding period in 2008. The net loss for the three months ended September 30, 2009 was $10.3 million compared to a net loss of $928,000 for the same period in 2008, which is an increase of $9.4 million. Our net losses per diluted share for the third quarter and first nine months of 2009 were $(0.76) and $(1.14), respectively, which compares to net losses per diluted share of $(0.08) and $(0.11) for the corresponding periods in 2008. The net loss for the third quarter and first nine months of 2009 is primarily attributable to continued asset quality deterioration in our loan portfolio. The weak economy, and particularly the weak real estate markets, have led to increased delinquencies, charge-offs and foreclosed property. Additionally, due to our recent significant losses, we are unable to conclude that we will generate sufficient net income in the near term to realize the full value of our deferred tax assets. Therefore, we established a $2.5 million deferred tax asset valuation allowance in the third quarter of 2009 as a part of our quarterly review of the need for such an allowance. As a result, any further losses will not have an associated tax benefit until we can show that it is more likely than not that we will realize those tax benefits. Moreover, unless we generate sufficient future taxable income we may need to increase the valuation allowance in future periods. As of September 30, 2009 we have deferred taxes of $8.2 million, which is net of the $2.5 million valuation allowance.
On June 25, 2009, we began a campaign to raise capital by issuing common stock through a private placement offering to a limited group of selected accredited individuals. Through November 23, 2009 we sold 1,485,905 shares of common stock for aggregate proceeds of $5,106,167.50 and issued warrants to purchase an additional 364,700 shares for $3.50 per share. Even so, as a result of the unprecedented and prolonged difficult economic environment, the regulatory capital levels of our bank and holding company have decreased. We intentionally decreased our asset size by approximately $40 million since December 31, 2008 in an effort to positively impact our capital ratios. With our lowered capital levels our funding sources have diminished and thus we have increased our cash and due from banks (both interest bearing and non-

interest bearing) balances by $24.6 million and have increased our liquidity and contingency funding monitoring frequency.
We expect that our loan portfolio size will stabilize or slightly contract for the remainder of 2009. Management has shifted its focus towards attracting loans that are collateralized by assets other than commercial real estate in an effort to lessen our current concentration of this collateral type. Earlier in the year we saw some evidence that real estate markets may have been improving. However, the third quarter did not show the anticipated improvement. Instead, demand for property declined as consumers and investors anticipated further declines in real estate values due to continued foreclosures and the tax credit for first time home buyers was nearing expiration. We are hopeful that the demand for residential real estate will increase in light of the extension of the first time home-buyer tax credit and the relaxation of criteria for those who qualify. Additionally, current economic forecasts indicate a weak recovery for fourth quarter of 2009 and for 2010.
Foreclosed assets increased from $6,041,163 at December 31, 2008 to $14,714,558 at September 30, 2009, which is a result of moving loans from non-performing to actual foreclosure. Related to this increase, foreclosed asset expense increased by $780,628 and $1,289,741 for the third quarter and first nine months of 2009 as compared to the corresponding periods of 2008 as we incurred expenses for the upkeep of properties, legal fees, taxes and other holding costs. Additionally, write-downs of foreclosed properties totaled $1,106,859 for the nine months ended September 30, 2009 with no expense for the same period in 2008. For the nine months ended September 30, 2009, we sold $11,201,246 of foreclosed property at a loss of $813,873. At September 30, 2009 we had 15 properties under contract to sell for an aggregate agreed upon price of $1,914,272.
Non-performing loans also negatively impacted our net interest income as accrued interest is backed out of income when loans become non-accrual. Our non-accrual loans increased from $12,776,980 at September 30, 2008 to $22,377,626 at September 30, 2009. A majority of our non-accrual loans are real estate loans.
As previously reported, to help reduce the effects of the net loss, management has made a conscious effort to aggressively identify and reduce or eliminate any “non-essential” expenses such as directors fees, social club dues, marketing, salaries, employee benefits, bonuses and other employee-related expenses. During the fourth quarter of 2008 and again in the first quarter of 2009, the bank conducted a reduction-in-force eliminating a total of 24 positions across the company and reducing salaries for several other positions. An additional reduction-in-force is anticipated before December 31, 2009. Salaries and employee benefits have decreased $1,347,223 for the nine months ended September 30, 2009 as compared to the same period in 2008. We suspended our incentive program during 2008 (for which bonuses would have been paid in the first quarter of 2009) and the program remains suspended for 2009 and 2010. Additionally, the board of directors voted to significantly reduce board fees early in 2009 and eliminated entirely effective December 1, 2009. We expect to see the effect of all these efforts more fully as the year continues.
Our reductions in non-interest expense have been masked by increases in foreclosed asset expenses and by the rising cost of deposit insurance. Our deposit insurance expense for the nine months ended September 30, 2009 was $1,613,626, which reflects an increase of $1,262,467 compared to the same period in 2008. Included in our 2009 expense is a special assessment of $367,050 that was required by the FDIC to assist in rebuilding the fund.
Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate and fair value of financial instruments are particularly significant to us and particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on April 2, 2009.
Liquidity and Capital Resources
We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2009. Our bank’s liquidity ratio at September 30, 2009 (i.e. cash, short-term assets, marketable assets and available lines of credit divided by deposits and other borrowings) was approximately 13% and the loan to deposit ratio was approximately 88%. We manage our liquidity to ensure adequate cash for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Historically, to the extent needed, traditional local deposit funding sources were supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area. The Bank’s ability to use brokered deposits, however, is currently restricted due to our less than well-capitalized position. We consider management of liquidity important during this time of uncertainty in terms of forward earnings and capital levels. We maintain a liquid position that is adequate to meet the needs of our customer base. A Contingency Funding Team comprised of independent directors and executive management meets frequently to measure our liquidity position and make adjustments as deemed necessary.
Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. The Company and the Bank must meet minimum risk-based capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under certain circumstances, the regulators may impose higher minimum capital levels or otherwise adjust an institution’s capital category based on market conditions. Banks that are not “well capitalized” can be subject to higher rates for FDIC insurance and other restrictions and limitations. Management monitors these ratios on a continuous basis.
In accordance with U.S. GAAP, we evaluate our deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-back and carry-forward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives.
A valuation allowance of $2,477,501 has been established based on the “more likely than not” threshold for the Company’s net deferred income tax asset. Our ability to realize our deferred tax asset depends on our ability to generate sufficient taxable income within the carry-back or carry-forward period provided for in the tax law. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:
•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carry-forwards;

•	Taxable income in prior carry-back years; and

•	Tax planning strategies.
     As of September 30, 2009, we disallowed approximately $5,677,000 of deferred tax assets for our regulatory capital computations. The standard minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis as of September 30, 2009 were as follows:

				Regulatory
				Minimum
			Regulatory	Requirement for
	Actual		Minimum	Well Capitalized
	Consolidated	Bank	Requirement	Status

Leverage capital ratio	6.58%	6.50%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	8.31%	8.21%	4.00%	6.00%
Total capital	9.57%	9.48%	8.00%	10.00%
We continually monitor our regulatory capital position and intend to focus on achieving and maintaining our ratios above the minimums for “well capitalized” status. On June 25, 2009, we began a campaign to raise capital by issuing common stock through a private placement offering to a limited group of selected accredited investors. Through November 23, 2009 we sold 1,458,905 shares of common stock for aggregate proceeds of $5,106,167.50 and issued warrants to purchase an additional 364,700 shares for $3.50 per share. Unfortunately, our losses have more than offset this additional capital. One impact of not being “well capitalized” is that it could limit our bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines and could further impact liquidity through damages to our reputation in our market areas.

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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2009
(Dollars in Thousands)
Commitments to extend credit	$43,928
Letters of credit	822

$44,750

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
Financial Condition
The following is a summary of our balance sheets at the dates indicated:

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Cash and due from banks	$12,772	$8,859
Interest-bearing deposits in banks	31,686	11,042
Federal funds sold	—	722
Securities	51,649	73,818
Loans, net	619,624	672,164
Premises and equipment	37,518	37,898
Foreclosed assets	14,715	6,041
Deferred tax asset, net	8,157	4,020
Accrued interest receivable	3,391	3,880
Other assets	1,720	2,942

	$781,232	$821,386

Deposits	$717,622	$737,092
Other borrowings	4,000	16,750
Accrued interest payable	588	953
Other liabilities	1,683	777
Stockholders’ equity	57,339	65,814

	$781,232	$821,386

Our total assets decreased by $40,154,070, or 4.89%, to $781,231,551 for the first nine months of 2009, which is due to a combination of a decrease in gross loans of $48,324,089, securities available for sale of $22,168,912, other assets of $1,221,300 and federal funds sold of $722,000. These declines were partially offset by increases of interest-bearing deposits in other banks of $20,643,675, foreclosed assets of $8,673,395, net deferred tax assets of $4,137,405 and cash and due from banks of $3,913,505, as compared to December 31, 2008. These changes reflect management’s intent to reduce the bank’s asset size in order to improve its capital ratios and increase liquidity during challenging economic times. Changes to premises and equipment and accrued interest receivable were not significant for these same periods. For the first nine months of 2009 as compared to December 31, 2008, total liabilities decreased by $31,679,267 and deposits decreased by $19,469,968. Additionally, at September 30, 2009 we borrowed $4,000,000 of daily rate credit funds with a cost of 36 basis points after prepaying $16,750,000 of fixed-rate FHLB borrowings with an average cost of 348 basis points, an average maturity of 57 months, and a $324,300 prepayment penalty during the first quarter. Changes to other liabilities and accrued interest payable were not significant. Stockholders’ equity decreased by $8,474,803 due to our loss of $14,656,358 for the first nine months of 2009, an increase in other comprehensive income of $750,766 and an increase to common stock from common stock sold of $5,106,667. Additionally, we recognized $232,107 of stock compensation expense and $140,013 for stock options exercised and a tax refund related to stock options for these same periods. On September 30, 2009 we had no contractual purchase obligations for premises and equipment. Our loan to deposit ratio decreased to 88% at September 30, 2009 from 93% at December 31, 2008.
Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
The following is a summary of our operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Interest income	$9,826	$11,531	$30,116	$34,161
Interest expense	(3,947)	(6,040)	(14,528)	(18,029)

Net interest income	5,879	5,491	15,588	16,132
Provision for loan losses	(11,797)	(2,151)	(18,048)	(4,576)
Other income	814	921	3,310	3,663
Other expense	(7,289)	(5,780)	(20,232)	(17,587)

Pretax income (loss)	(12,393)	(1,519)	(19,382)	(2,368)
Income tax expense (benefit)	(2,068)	(591)	(4,726)	(967)

Net income (loss)	$(10,325)	$(928)	$(14,656)	$(1,401)

Our net interest income for the three months ended September 30, 2009 was $5,878,673, which is an increase of $387,529 as compared to the same period for 2008. Between the fourth quarter of 2007 and the first quarter of 2009 we experienced compression in our net interest margin due to a falling interest rate environment and stiff competition for deposits. Since the first quarter of 2009, however, we have seen some improvement in our net interest margin, due to a combination of our loan yields increasing and deposits repricing to lower rates. Our quarterly net interest margins for the last two years are as follows:

Net interest
Period	margin
September, 2009	2.83%
June, 2009	2.61%
March, 2009	2.32%
December, 2008	2.88%
September, 2008	3.08%
June, 2008	3.17%
March, 2008	3.32%
December, 2007	3.69%
Our net interest income for the nine months ended September 30, 2009 was $15,587,984, which represented a decrease of $544,305 as compared to the same period in 2008. The decrease in net interest income for the nine months ended September 30, 2009 versus the same period in 2008 is due to a combination of a declining rate environment and an increase in non-performing loans, which negatively impact our net interest income. Our non-accrual loans increased from $12,776,980 at September 30, 2008 to $22,377,626 at September 30, 2009.
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
Management determines the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans, and (2) impaired loans. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: commercial and government guaranteed loans, commercial 1-4 family construction and acquisition and development projects, consumer residential real estate and other consumer loans. Management uses an annualized eight-quarter moving average net loan charge-off/recovery experience rate (net charge-off percentage of total loans.) Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay.
A loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A large portion of our impaired loans are collateral dependent, which has caused larger amounts to be included in our allowance for loan losses due to recent declines in real estate values. Impaired loans with balances in excess of $50,000 are evaluated individually, while impaired loans with balances of $50,000 or less are evaluated as a group. No additional funds are committed to be advanced in connection with impaired loans.
The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. Management regularly monitors trends with respect to non-accrual, restructured and potential problems loans. Subsequent negative changes in these loans have led management to increase its qualitative adjustment in the allowance for loan loss to accommodate these trends. In management’s opinion, the loan loss allowance is considered adequate at September 30, 2009.
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

	September 30, 2009		December 31, 2008
		Percentage		Percentage
		of loans in		of loans in
		each		each
	Amount	category	Amount	category
		(Dollars in Thousands)
Commercial and industrial	$871	6.78%	$632	7.26%
Real estate — construction	5,583	23.90%	5,452	29.64%
Real estate — mortgage	8,056	65.54%	4,578	58.95%
Installment loans to individuals	720	3.78%	351	4.15%

	$15,230	100%	$11,013	100%

Information with respect to non-accrual, past due and restructured loans at September 30, 2009 and 2008 is as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Commercial and industrial	$506	$1,048
Real estate — construction	10,302	23,858
Real estate — mortgage	11,390	11,632
Installment loans to individuals	180	323

Total non-accrual loans	$22,378	$36,861

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—

Restructured loans in compliance with terms:
Commercial and industrial	$3,756	$—
Real estate — construction	4,082	4,640
Real estate — mortgage	1,409	215
Installment loans to individuals	—	—

Total restructured loans in compliance with terms	$9,247	$4,855

Potential problem loans:
Commercial and industrial	$324	$—
Real estate — construction	745	—
Real estate — mortgage	1,952	—
Installment loans to individuals	800	—

Total potential problem loans	$3,821	$—

Interest income that would have been recorded on non-accrual loans under original terms	$2,626
Interest income that was recorded on non-accrual loans	(2,098)

Reduction in interest income	$528

Our levels of non-performing loans have increased due to a combination of the declining real estate market and increased unemployment in our market areas. The declining real estate market primarily affects two segments of borrowers: 1) builders and acquisition/development customers who are not able to sell their inventory and thus cannot generate cash flow and make loan payments; and 2) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. Additionally, the economic downturn and increased unemployment rates has made an impact on retail and other commercial businesses, which may affect their ability to perform on obligations. The downturn may be exacerbated if energy and food prices increase, equity markets decrease or credit tightens. Current economic forecasts indicate a weak recovery for fourth quarter of 2009 and for 2010.
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
At September 30, 2009, we had $22,377,626 of non-accrual loans, which is a decrease of $14,483,733 from December 31, 2008. The decrease is primarily the result of real estate construction loans being charged-off or collateral related to these loans being foreclosed upon and moving into other real estate. This process caused the level of our non-accrual real estate construction loans to decrease by $13.6 million. Additionally, the level of our non-accrual commercial, real estate mortgage and installment loans decreased by approximately $542,000, $242,000 and $143,000 respectively during the first nine months of 2009. At September 30, 2009, no accrued interest on non-accrual loans had been recognized.
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
Restructured loans are loans for which the terms have been negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Restructured loans identified in the table above consist of four loan relationships that we are actively managing.
Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.
Information regarding certain loans and allowance for loan loss data through September 30, 2009 and 2008 is as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)
Average amount of loans outstanding	$657,497	$613,487

Balance of allowance for loan losses at beginning of period	$11,013	$6,267

Loans charged off
Commercial and industrial	(952)	(475)
Real estate — construction	(6,464)	(253)
Real estate — mortgage	(5,872)	(287)
Installment loans to individuals	(604)	(281)

	(13,892)	(1,296)

Loans recovered
Commercial and industrial	5	13
Real estate — construction	5	—
Real estate — mortgage	33	4
Installment loans to individuals	18	42

	61	59

Net charge-offs	(13,831)	(1,237)

Additions to allowance charged to operating expense during period	18,048	4,567

Balance of allowance for loan losses at end of period	$15,230	$9,606

Ratio of net loans charged off during the period to average loans outstanding	2.10%	.20%

We anticipate the level of charge-offs to decline in the fourth quarter and for the coming year as forecasts indicate a weak recovery for fourth quarter of 2009 and for 2010.
Other Income and Expenses
Other income decreased by $107,343 and $353,309 during the third quarter and first nine months of 2009 as compared to the corresponding period in 2008. We experienced a $44,361 and $138,558 decrease in service charges on deposits accounts, primarily from a reduction in the quantity of NSF fees as it appears consumers are more carefully monitoring their account balances due to the tightening economy for the third quarter and first nine months of 2009 as compared to the same periods for 2008. We also had a $69,525 and $152,046 decrease in secondary-market mortgage origination fees due to the slowing real estate market for the third quarter and first nine months of 2009 as compared to the same periods in 2008. We had a $1,896 and $93,240 increase in the net gain on the sale of securities available for sale when compared to the same periods in 2008, which resulted from management’s desire to improve liquidity and restructure maturities. Our other operating income modestly increased by $16,814 and $26,360 during the third quarter and first nine months of 2009 when compared to the corresponding periods in 2008 primarily from rental income on our foreclosed assets. Lastly we had a decrease in net gain on the sale of premises and equipment of $12,167 and $182,305 for the third quarter and first nine months of 2009 as compared to the corresponding periods in 2008 because there were no sales during 2009.
Other expenses increased by $1,508,880 and $2,644,419 during the third quarter and first nine months of 2009 as compared to the corresponding periods in 2008. Foreclosed asset expenses increased by $780,628 and $1,289,741 for the third quarter and first nine months of 2009 as compared to the corresponding periods in 2008 and include expenses such as property taxes, maintenance, insurance, utilities and environmental protection paid for all foreclosed assets. Write downs on foreclosed assets increased by $549,613 and $1,106,859 for the third quarter and first nine months of 2009 as compared to the same periods in 2008. Net loss on the sale of foreclosed assets increased by $329,044 and $492,915 for the third quarter and first nine months as compared to the same periods in 2008. FDIC insurance premiums increased $316,889 and $1,262,467 for the third quarter and first nine months of 2009 compared to the same periods of 2008. We expect to continue incurring large levels of FDIC insurance premiums resulting from the need to replenish the insurance fund due to recent economic events. Salaries and employee benefits have decreased by $416,332 and $1,347,223 for the third quarter and first nine months of 2009 as compared to the same periods in 2008 due to the previously mentioned reduction-in-force and management’s decision to eliminate the employee bonus program for 2009 and 2010 as a result of worsening economic conditions. We expect to see a continued decrease in our employee-related expenses for 2010 as the full effect our position reductions is realized. Occupancy and equipment expenses decreased by $41,432 for the third quarter of 2009 as compared to the comparable period in 2008 but had a negligible increase of $4,167 for the first nine months of 2009 as compared to the same period in 2008. Other operating expenses decreased by $9,530 and $164,507 for the third quarter and first nine months of 2009 as compared to the corresponding periods in 2008.
We recorded income tax benefits of $2,068,347 and $4,725,565 during the third quarter and first nine months of 2009 as compared to tax benefits of $591,070 and $966,671 for the comparable periods in 2008. As of September 30, 2009 after a management evaluation of future taxable income we recorded a $2,477,501 valuation allowance against our deferred tax asset.
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
The table that follows summarizes our interest sensitive assets and liabilities as of September 30, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of September 30, 2009
(Dollars in Thousands)

	0-3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	31,686	—	—	31,686
Securities	—	—	48,955	48,955
Restricted equity securities (1)	2,694	—	—	2,694
Federal funds sold	—	—	—	—
Loans (2)	189,521	141,971	281,128	612,620

Total interest-earning assets	223,901	141,971	330,083	695,955

Interest-bearing liabilities:
Interest-bearing demand deposits	85,436	—	—	85,436
Savings and money markets	189,325	—	—	189,325
Time deposits	94,570	248,136	56,758	399,464
Federal Home loan Bank borrowings	4,000	—	—	4,000

Total interest-bearing liabilities	373,331	248,136	56,758	678,225

Interest rate sensitivity gap	(149,430)	(106,165)	273,325	17,730

Cumulative interest rate sensitivity gap	(149,430)	(255,595)	17,730

Interest rate sensitivity gap ratio	.60	0.57	5.82

Cumulative interest rate sensitivity gap ratio	.60	0.59	1.03

(1)	Restricted equity securities did not pay dividends during the first two quarters of 2009.

(2)	Excludes non-accrual loans totaling approximately $22,378,000 and deferred fees of approximately $145,000.
At September 30, 2009 our cumulative one-year interest rate sensitivity gap ratio was .59. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest-bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.

Item 1A. Risk Factors
Our business involves a high degree of risk. The following paragraphs set forth certain risk factors that should be read together with and in addition to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K, which are incorporated herein by reference.
We may face liquidity constraints and experience higher costs of funding if we are unable to regain and thereafter maintain a “well-capitalized” regulatory status.
During the third quarter of 2009 our bank’s capital ratios declined significantly as a result of the loan losses we sustained and significant additional provisions to our allowance for loan losses. While our bank’s ratios were still above levels required to be considered “adequately capitalized” at September 30, 2009, it was not considered “well-capitalized” under regulatory guidelines. The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize our bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances or unsecured federal funds credit lines, and could tighten our liquidity through damages to our reputation in our deposit service areas. This could also lead to increased scrutiny by regulatory agencies and possible sanctions. In response to our declining capital position, we could improve our capital position with additional issuances of equity securities. We may also limit or postpone future asset growth, or even shrink our assets in order to maintain appropriate regulatory capital levels. These efforts, however, may not be successful.
Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.
Because our bank is no longer considered “well capitalized” for regulatory purposes, it is, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. The national rate may be lower than the prevailing rates in our local markets, and our bank (if it is unable to regain “well capitalized” status) may not be able to secure the permission of the FDIC to use a local market rate. If restrictions on the rates our bank is able to pay on deposit accounts negatively impacts its ability to compete for deposits in our market area, our bank may be unable to attract or maintain core deposits, and its liquidity and ability to support demand for loans could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company commenced a private placement offering on June 25, 2009. Please refer to Item 3.02 of the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2009, which is incorporated herein by reference. In the third quarter of 2009 the Board voted to increase the size of the offering from $5,000,002 to $7,500,003. Through November 23, 2009 the Company had sold 1,458,905 shares of common stock for aggregate proceeds of $5,106,167.50 and issued warrants to purchase an additional 364,700 shares for $3.50 per share.
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

FGBC BANCSHARES, INC.
Date: November 23, 2009	/s/ Jackie L. Reed
Jackie L. Reed
President and CEO

Date: November 23, 2009	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer