Form 10-K
period 2009-12-31
FGBC Bancshares, Inc.
filed 2010-04-15
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File No. 000-51957
FGBC BANCSHARES, INC.

Georgia (State or Other Jurisdiction of Incorporation or Organization)	20-02743161 (I.R.S. Employer Identification Number)
101 Main Street
Franklin, Georgia 30217
(Address of Principal Executive Offices)
(678) 839-4510
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding common equity held by non-affiliates of the registrant on June 30, 2009 was zero (the registrant’s common stock is not traded in any public trading market and therefore the market value by reference to public market quotes is zero.)
     There were 13,993,233 shares of common stock outstanding as of March 1, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s 2010 proxy statement for the annual meeting of shareholders scheduled to be held on June 7, 2009 are incorporated by reference into Part III of this report.

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
     The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries; however, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions would be subject to certain regulatory approvals and requirements.
     The Bank is a full service commercial bank headquartered at 101 Main Street, Franklin, Georgia 30217 (Heard County). In addition to the Franklin location the Bank currently has eleven full-service branches and an Operations Center. The Bank’s full-service branches are located in Homer (Banks County), Carrollton and Villa Rica (Carroll County), Lake Oconee (Greene County), Cornelia (Habersham County), Bremen (Haralson County), Commerce and Jefferson (Jackson County), Columbus (Muscogee County), Athens (Oconee County) and Dalton (Whitfield County), Georgia. The Bank’s Operations Center is located in Carrollton (Carroll County), Georgia. The Bank has delayed plans to construct a branch in Lake Oconee (Greene County), Georgia. We will continue to operate out of leased space at this location. The Bank’s primary service area includes Banks, Carroll, Greene, Habersham, Haralson, Heard, Jackson, Muscogee, Oconee and Whitfield County, Georgia. The Bank also serves the adjacent areas or parts thereof. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and investments are checking (both interest and non-interest bearing), money market, savings and time deposits, amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and deposits accounts, interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.
Recent Developments
     Effective July 7, 2009, the Company adopted a board resolution proposed by the Federal Reserve Bank of Atlanta to not incur additional indebtedness, pay cash dividends or repurchase outstanding stock without prior regulatory approval. We also agreed to provide financial statements and written confirmation of our compliance with the resolution periodically to the Federal Reserve.
     In addition, the Bank has recently been examined by the Georgia Department of Banking and Finance (GDBF) and the FDIC (the “Agencies”). The examiners have completed their field work but have not yet delivered the Report of Examination. Applicable law prohibits our disclosure of specific exam findings, but the examiners have preliminarily indicated that, based on the level of the bank’s capital and classified loans, we should expect to become subject to a formal enforcement action in the near future. These actions typically require certain corrective steps, impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. In many cases, policies must be revised and submitted to the Agencies for approval within mandated time frames. As with other similarly situated banks, we anticipate that the Bank will be restricted from paying any dividends to the Company without the prior written consent of the Agencies. We further anticipate that we will be required to send periodic written progress reports to the Agencies to show our progress in complying with the restrictions imposed. Once a formal enforcement action has been issued it would remain in place until terminated by the Agencies.
     In conjunction with any order placed on the Bank, we anticipate that the Federal Reserve would impose a similar order on the Company. The restrictions and requirements contained in such order would remain in place until terminated by the Federal Reserve.
     In anticipation of the enforcement actions discussed above, the Company has hired a consulting firm to assist with complying with the expected restrictions and requirements.
     On March 19, 2010 Jackie L. Reed resigned as President and Chief Executive Officer of both the Company and Bank. Mr. Reed also resigned from his position as a director of the Company. The Board of Directors appointed Mr. W. Brett Morgan as Interim Chief Executive Officer of both entities, effective March 19, 2010. Mr. Morgan joined the Bank as the Senior Lending Officer in March 2008 and became EVP/Chief Credit Officer in October 2008. Before joining the Bank Mr. Morgan served for 33 years in various capacities for Regions Bank, including as City President over the Dothan and Enterprise, Alabama markets from 2000 through the end of 2007.
Types of Loans
     Below is a description of the principal categories and relative risks involved for loans made through the Bank. As of December 31, 2009, our loan portfolio consisted of 65.11% in real estate — mortgage loans, 24.13% in real estate — construction loans, 7.19% in commercial and industrial loans and 3.57% in installment loans to individuals.
     Real Estate — Mortgage Loans. The Bank grants loans to borrowers secured by commercial real estate mortgages and residential mortgages located in our market area. Commercial real estate presents risks not found in consumer residential real estate lending. The repayment of these loans is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. The repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. In underwriting commercial real estate loans the Bank considers the historic and projected future cash flows of the real estate and/or owner occupied business supporting the real estate along with obtaining qualified appraisals to help gauge the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant perspective. These loans are subject to our real estate lending policies which provide guidelines such as maximum loan-to-values acceptable on loans. The commercial real estate loans in this category typically involve relatively large loan balances to a single borrower. In order to mitigate these risks, the Bank monitors its overall loan concentration mix and individual loans are reviewed both internally and by external loan review consultants. This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.
     The consumer real estate portion of this category includes consumer home mortgages and home equity lines of credit. These loans traditionally have had less risk compared to the consumer installment loans which are dependant on depreciable collateral such as vehicles, boats, etc. but do carry some additional risk because of the increased difficulty and holding costs that would occur when converting real estate to cash in the event of a default. This is even more pronounced in the especially difficult current economic environment with declining real estate values. This risk is mitigated through our loan policy guidelines which detail acceptable loan-to-value guidelines, debt-to-income levels and consumer credit score guidelines.
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
     The federal banking agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns in the current economic downturn. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. We have concentrations in commercial real estate loans in excess of the levels identified by regulatory guidance. Although management believes that our credit processes and procedures meet the risk management standards dictated by this guidance, our regulators could impose further restrictions upon the Bank that could adversely affect our operations.
     Commercial and Industrial Loans. We make loans to commercial and industrial businesses in our primary market areas for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. All commercial loans are made to borrowers based on cash flow, collateral strength, ability to repay and degree of management expertise. Loans in this category are subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. These risks are to an industry, or sector of an industry, and are monitored by management on an ongoing basis. Each loan is underwritten and evaluated based on individual merit with financial data reviewed by a Bank loan officer and/or credit administration. In addition, large credits are subject to internal loan review annually and may also be reviewed by an external loan review team. Based on analysis by Bank officers, each loan is assigned a grade that is based on overall credit risk to the Bank and the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
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
     Installment Loans to Individuals. The Bank makes several types of consumer loans all of which carry varying degrees of risk. Loans in this category are generally more risky than traditional residential real estate but less risky than commercial loans. The risk of default is generally determined by the well-being of the local economy, which in times of economic stress will affect the consumer’s ability to repay. Loans in this category include vehicle notes, loans secured by deposits and other loans of a consumer nature. Vehicle financing carries additional risks over loans secured by real estate in that the collateral naturally declines in value over the life of the loan and is mobile. These risks are managed by matching the amortization period (the age and remaining useful life of the collateral) with the loan term to ensure the customer always has an equity position and is never “upside down.” Loans secured by deposits present less risk with the liquidity of collateral available in case of default. Other types of secured personal loans carry a wide range of risks depending on the type of collateral with varying degrees of marketability in the event of default. The risk on these types of loans is managed primarily at the underwriting level with loan policy setting standards on evaluation characteristics such as debt-to-income ratio limitations and margin collateral requirements. Other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. With the absence of collateral the Bank is completely dependent on the stability of the borrower’s income stream and commitment to repay. This risk is mitigated through the Bank’s loan underwriting with strict adherence to debt-to-income ratios, time at the present job and industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
Mortgage Originations
     We engage in secondary-market mortgage activities by obtaining commitments from secondary-market mortgage purchasers for primarily 1-4 family conforming loans brokered by our Bank. Based on these commitments, we originate mortgage loans on comparable terms and generate fee income and commissions to supplement our non-interest income. These loans are pre-sold in the secondary market and are never closed or funded in the Bank’s name because they are pre-approved by the secondary-market investor. There is generally no recourse or contingent liability associated with these loans.
Loan Participations
     Traditionally, we have not opted to sell or purchase loan participations. In 2008 and 2009, however, we sold a limited number of loans to other financial institutions without recourse. In the future, we may sell more loans either to provide liquidity or lower our total assets thus increasing our capital ratios.
Management’s Policy for Determining the Loan Loss Allowance
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:
•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge-off and recovery practices;

•	changes in the nature, volume and mix of the loan portfolio;

•	changes in the experience, ability and depth of our lending staff and management;

•	changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system; and

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.
These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated as needed.
     All of our loans are assigned individual loan grades when underwritten and these grades are substantiated by the loan committee and/or loan review process. After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, internal loan review personnel and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, banking officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected, the loan is downgraded and higher reserves are assigned based upon management’s assessment to what extent the weaknesses may affect full collection of the debt. If the principal and interest for a loan does not appear to be fully collectible the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. Impaired loans are individually evaluated under accounting guidance, to determine potential loss based on collateral and specific reserves are allocated based on this analysis.
     Our net loan charge-offs to average total loans were 4.65% for the year ended December 31, 2009 as compared to 0.66% for the year ended December 31, 2008. Historical performance, however, is not an indicator of future performance and future results could differ materially. Management believes that based upon historical performance, known factors, management’s judgment, and regulatory guidance that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which takes into account such factors as the methodology used to estimate the allowance for loan losses. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when their credit evaluations and resulting allowance for loan loss estimations differ materially from those of management.
     While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
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
•	provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal;

•	provide an investment medium for funds which may be needed for liquidity purposes;

•	provide an investment medium which will balance market and credit risk for other assets and our liability structure;

•	optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards;

•	meet regulatory standards; and

•	provide collateral which we are required to pledge against public monies.
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
Employees
     As of December 31, 2009, the Bank had 167 full-time equivalent employees compared to 191 full-time equivalent employees as of December 31, 2008. We believe that the Bank enjoys satisfactory relations with its employees.
Risk Factors
     The following paragraphs describe material risks that we face.
     Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.
     Our independent registered public accountants in their audit report for the year ended December 31, 2009 have expressed substantial doubt about our ability to continue as a going concern. Among the factors cited by our accountants were our significant recent losses and declining capital levels. Continued operations depend on our ability reverse these trends. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will likely lose their investment in the Company. See Note 2 of Notes to Consolidated Financial Statements.

     We expect to become subject to a formal enforcement action in the near future, which will place significant restrictions on our operations.
     Under applicable laws the Federal Reserve Board, the FDIC as our bank’s deposit insurer, and the Georgia Department of Banking and Finance, as our bank’s chartering authority, have the ability to impose substantial sanctions, restrictions, and requirement on us if they determine upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits our disclosures of specific examination findings, but formal enforcement actions are generally disclosed by the regulatory authorities after these actions become effective. These actions typically require certain corrective steps, impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. In addition, for the duration of such action, the Bank may not pay dividends to the Company without the prior written consent of the FDIC and the Georgia Department of Banking and Finance. In many cases, policies must be revised and submitted to the regulatory agencies for approval within time frames mandated by them. Failure to adhere to the requirements of any action, once issued, can result in more severe penalties and could eventually allow the banking regulators to appoint a receiver or conservator of the Bank’s net assets. Generally, these enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues. We expect to become subject to a formal enforcement action in the near future, which will negatively affect our operations.
     An inability to improve our regulatory capital position could adversely affect our operations and future prospects.
     Our success as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At December 31, 2009, we were classified as “undercapitalized”, which restricts our operations. As a result of our capital levels, we are subject to various restrictions including: (1) our loans to one borrower limit may be reduced, which affects the size of the loans that we can originate and may also requires us to sell, participate, or refuse to renew loans that exceed our lower loans to one borrower limit, any of which could negatively impact our earnings; (2) we cannot renew, accept or rollover brokered deposits; (3) we must obtain prior regulatory approval to undertake any branch expansion activities; (4) we will pay higher insurance premiums to the FDIC, which will reduce our earnings; (5) we are subject to growth restrictions and limits on capital distributions; and (6) we are required to file a capital restoration plan with the FDIC and Georgia Department of Banking and Finance. Our ability to raise additional capital will depend to some degree on conditions in the capital markets which are outside of our control. Furthermore, the sale of common or preferred stock to raise additional capital could be highly dilutive to our existing shareholders. If we are unable to improve our capital position, our financial condition and future prospects will be materially and adversely affected.
     We hold in our portfolio a significant number of land acquisition and development and construction loans, which concentration poses credit and regulatory risk.
     Our loan portfolio contains a significant level of land acquisition and development, and construction (“ADC”) loans for builders and developers. As of December 31, 2009, approximately 24% of our total loan portfolio fell into this category. These loans are considered more risky than other types of loans. The primary credit risks associated with ADC lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects.
     Although the aggregate balance of our ADC loans declined during 2009, the balance of these loans as a percentage of our capital increased due to the reduction in our capital base caused by our net loss. There can be no assurance that losses in our ADC loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our ADC portfolio may increase substantially in 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.
     In addition to the general credit risk associated with our ADC loans, we face regulatory risk given that banking regulators apply greater scrutiny to these types of loans and may require us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of ADC lending exposures. Additionally the banking regulators have determined that our exposure to ADC is excessive and could impose further restrictions on us that could adversely affect our results of operation, financial condition and future prospects.
     Ongoing deterioration in the housing market and the homebuilding industry have led to increased losses and may cause further worsening of delinquencies and nonperforming assets in our loan portfolio. Consequently, our results of operations have been and may continue to be adversely impacted.
     There has been substantial industry concern and national publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and the general economic downturn. Furthermore, the housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and deteriorating economic conditions. These conditions are particularly prevalent in our market and contributed in large part to an increase in our non-accrual loans from almost $37 million at December 31, 2008 to $48.7 million at December 31, 2009. If market conditions in our market areas continue to deteriorate, this could lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned.
     Difficult economic conditions have adversely affected the banking industry.
     The capital, credit and financial markets have experienced significant volatility and disruption for the past few years. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of available credit, illiquidity in certain securities markets, increasing loan delinquencies, mortgage foreclosures, personal and business bankruptcies and unemployment rates, declining consumer confidence and spending, significant write-downs of asset values by financial institutions and government-sponsored entities, and a reduction of manufacturing and service business activity and international trade. These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects. The adverse effects of these condition could include increases in loan delinquencies and charge-offs, increases to the portion of our loan loss reserve that we base on economic factors, increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans, declines in the value of our investment securities, increases in our cost of funds due continued aggressive deposit pricing by local and national competitors with liquidity needs, increases in regulatory and compliance costs, core deposit attrition due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits.
     Our access to additional short term funding to meet our liquidity needs is limited.
     We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, and maintain a line of credit with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations. We may face a severe liquidity deficiency if any of our traditional funding sources become unavailable.
     Negative publicity about financial institutions, generally, or about the Company or Bank specifically, could damage the Company’s reputation and adversely impact its business operations and financial results.
     Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank specifically, in any number of activities, including corporate governance and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.
     Our net interest income and liquidity could be negatively affected if we are unable to retain maturing time deposits at competitive rates.
     We rely heavily on time deposits. As of December 31, 2009, we had approximately $320 million in time deposits scheduled to mature within one year, which represented approximately 44% of our total deposits. We expect to continue to rely on short-term time deposits as a primary source of funding for the foreseeable future. Time deposits are generally not as stable as other types of deposits and therefore may be lost if we are unable to offer competitive interest rates upon their renewal.
     Because we are undercapitalized according to applicable regulatory standards, we are no longer able to accept, renew or roll over brokered deposits and have been forced to find other sources of liquidity, limit our growth and/or sell assets, which could materially and adversely affect our financial condition and results of operation.
     As of December 31, 2009, we had brokered deposits of $73.3 million, of which $27.2 million are scheduled to mature prior to December 31, 2010. Because of the limitations on brokered deposits imposed by our regulators due to our undercapitalized status, we must find other sources of liquidity to replace these deposits as they mature. In addition, we may be compelled to limit our growth and/or sell assets, which could materially and adversely affect our financial condition and results of operations.
     Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.
          Because the Bank is not longer considered “well capitalized” for regulatory purposes, it is, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” are prohibited from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. The national rate may be lower than the prevailing rates in our local markets, and the Bank may not be able to secure the permission of the FDIC to use a local market rate. If restrictions on the rates our Bank is able to pay on deposit accounts negatively impacts its ability to compete for deposits in our market area, the Bank may be unable to attract or maintain core deposits, and its liquidity and ability to support demand for loans could be adversely affected.
     If our allowance for loan losses is not adequate to cover actual losses, our net income may decrease.
     Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.
     Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

     If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. We can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.
     In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.
     Because a significant portion of our loan portfolio is secured by real estate, any negative developments affecting real estate, such as the current market downturn, may harm our business.
     A significant portion of our loan portfolio consists of commercial loans that are secured by various types of real estate as collateral, as well as real estate loans on commercial properties. As of December 31, 2009 our loan portfolio consisted of approximately 65% real estate mortgage loans and 24% real estate construction loans (commercial and consumer.) Because these loans rely on real estate as collateral, they are sensitive to economic conditions and interest rates. Real estate lending also presents additional credit related risks, including a borrower’s inability to pay and deterioration in the value of real estate held as collateral. If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of our loan then we will suffer a loss.
     The amount of our foreclosed assets has increased significantly and may continue to increase, resulting in additional losses, and costs and expenses that have and will continue to negatively affect our operations.
     At December 31, 2009, we had a total of $13.74 million of foreclosed assets, reflecting a $7.7 million, or 127%, increase from December 31, 2008. This increase in foreclosed assets is due to the continued deterioration of the residential real estate market and the overall tightening of the credit market. As the amount of foreclosed assets increases, our losses, and the costs and expenses to maintain the assets likewise increase. Due to the on-going economic crisis, the amount of our foreclosed assets may continue to increase. Any additional increase in losses, and maintenance costs and expenses due to foreclosed assets may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of foreclosed assets more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any sales.
     Environmental liability associated with lending activities could result in losses.
     In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.
     FDIC Deposit Insurance premiums have increased and may increase further in the future.
     The Federal Deposit Insurance Act, as amended, requires the FDIC to maintain a reserve ratio between 1.15 and 1.50 percent. The FDIC’s board of directors must establish a designated reserve ratio within that range and sets assessment rates to meet that target within a time-frame that the board deems appropriate. If the reserve ratio falls below 1.15 percent, the FDIC’s board is required to establish a restoration plan to bring the reserve ratio back to 1.15 percent within five years. The FDIC’s reserve ratio has declined over the past year due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to continue to decline due to future bank failures and FDIC-assisted transactions. In addition, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2013, and certain types of deposit accounts will have unlimited deposit insurance coverage through December 31, 2010. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. The FDIC has adopted a plan to restore the reserve ratio to the required level by increasing the deposit insurance assessment rates that it currently charges to insured depository institutions. This increase will have an adverse impact on our results of operations in 2010 and in future years, and if the FDIC is required to increase its deposit insurance assessment rate beyond the levels currently contemplated, the adverse impact will be exacerbated.
     For the year ended December 31, 2009, we paid $2,229,052 of deposit insurance assessments. Due to the large number of unaffiliated FDIC insured depository institution failures, the corresponding increase in assessments and our institutional risk profile degradation, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2010, which will have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification or because of another uniform increase, our earnings would be further adversely impacted.
     Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.
     The Company establishes fair value estimates of securities available for sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.
     A number of factors could cause us to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.
     The Company may be required to take other-than-temporary impairment charges on various securities in its investment portfolio. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.
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
     The failure of other financial institutions could adversely affect us.
     Our ability to engage in routine transactions, including for example funding transactions, could be adversely affected by the actions and potential failures of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition or results of operations.
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
     Our success significantly depends on the growth in population, income levels, deposits and housing starts in our primary and surrounding markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may not succeed. We are currently experiencing economic conditions in our market areas that have negatively affected the ability of our customers to repay their loans to us and generally negatively affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary and surrounding market areas if they do materialize in the future.
     Our business may be adversely affected by the highly regulated environment in which we operate.
     We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations could have a substantial and unpredictable adverse effect on our business and operations. Our success depends on our continued ability to comply with these laws and regulations. Some of these regulations may increase our costs. For example, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that currently apply to us have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs. While we cannot predict what effect any future changes in these laws or regulations or their interpretations would have on us, these changes or interpretations may adversely affect our future operations. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

     Non-compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
     Financial institutions are required under the USA PATRIOT and the Bank Secrecy Act to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations. However, we cannot be assured that such policies will effectively protect us.
     Losing key personnel will negatively affect us.
     We may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our executive officers and other members of our senior management team. While our executive officers and the majority of our market presidents have employment contracts, nothing in these contracts prevents these individuals from leaving the Company or the Bank at any time they choose. Losing the services of these or other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel. Additionally, the scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate key employees.
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
     We have never declared or paid cash dividends on our common stock. We are under regulatory prohibition from paying dividends now and for the foreseeable future.
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
     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least

“satisfactory.” Additionally, a bank holding company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve within 30 days’ written notice prior to engaging in a permitted financial activity. We are not currently eligible to become a financial holding company at this time. If we become eligible in the future we may decide to make this election.
     Support of Subsidiary Institutions
     Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for their bank subsidiaries and to commit resources to support their bank subsidiaries. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank. In the event of the Company’s bankruptcy, any commitment by the Company to a bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.
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
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of these categories. At December 31, 2009, the Bank was undercapitalized.

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
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally subject to restrictions on asset growth, capital distributions, management fees, acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
     Insurance of Deposit Accounts and Regulation by the FDIC
     The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against institutions, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
     On October 3, 2008, President George W. Bush signed the EESA, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.
     Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $367,050 to the FDIC on September 30, 2009.
     In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. We were required to prepay $6.1 million for the FDIC insurance assessment. We incurred increased deposit insurance costs during 2009 over previous periods due to our increased risk profile.
     FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.
     Temporary Liquidity Guarantee Program
     On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, certain accounts on which the bank has guaranteed it will pay less than 0.5% interest per annum and interest on Lawyers Trust Accounts held at participating FDIC-insured institutions. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000 through December 31, 2009. We elected to participate in both guarantee programs. On April 13, 2010, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLG Program through December 31, 2010 at a cost of 25 basis points per annum. As of December 31, 2009, we had issued no debt has been issued under the TLG Program.
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
     Other Regulations
     Interest and other charges collected or contracted for by the Bank are subject to state usury laws, and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     The deposit operations of the Bank are subject to laws and regulations such as:
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     All areas of the Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2009 our consolidated ratio of total capital to risk-weighted assets was 7.01%, which is a decrease of 3.66% from 10.67% at December 31, 2008. Our ratio of Tier 1 Capital to risk-weighted assets was 5.75% as of December 31, 2009, which is a decrease of 3.67% from 9.42% at December 31, 2008. Our capital ratios declined in 2009 due to losses incurred during the year.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our leverage ratio was 4.37%, which is a 3.28% decrease from 7.65% at December 31, 2008. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. Because of our recent deterioration and risk exposure, our regulators expect us to maintain capital ratios substantially above the regulatory minimums. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
     As of December 31, 2009, the Company and the Bank were categorized as undercapitalized. As a result, we are prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits. In addition, as an undercapitalized Bank we may be required to comply with additional operating restrictions, including having to submit a plan to restore the Bank to an acceptable capital category. Failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. These matters are a major focus of the attention and efforts of the Board of Directors and management. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
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
     We own all of our branches except for our Commerce (Jackson County) location, in which we have a five-year lease. Our owned properties are listed below:
•	1989 Historic Homer Highway, Commerce, Georgia 30529 (Banks County)

•	100 Tom Reeve Drive, Carrollton, Georgia 30117 (Carroll County) — also Operations Center

•	908 South Carroll Road, Villa Rica, Georgia 30180 (Carroll County)

•	920 Level Grove Road, Cornelia, Georgia 30531 (Habersham County)

•	102 Stockbridge Boulevard, Bremen, GA 30110 (Haralson County)

•	101 Main Street, Franklin, Georgia 30217 (Heard County)

•	1465 Old Swimming Pool Road, Jefferson, Georgia 30549 (Jackson County)

•	7320 Veterans Parkway, Columbus, Georgia 31909 (Muscogee County)

•	1251 Virgil Langford Road, Bogart, Georgia 30622 (Oconee County)

•	1378 Dug Gap Road, Dalton, Georgia 30720 (Whitfield County)

     We currently operate out of rental space in our Lake Oconee (Greene County) branch. We believe that our properties are in good condition and suitable for our operations.

ITEM 3.	Legal Proceedings.
     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing director, officer or affiliate of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.
PART II

ITEM 4.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities.
     No public market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. As of March 1, 2010, there were approximately 1,540 holders of record of our common stock who collectively held 13,993,233 shares of our common stock. As of December 31, 2009, there were 1,182,420 options and 365,590 warrants presently subject to purchase such common shares.
     We have not paid dividends since inception and are currently prohibited from doing so pursuant to regulatory restrictions. For a complete discussion on the restrictions on dividends, see “Part I, Item 1, Supervision and Regulation — Payment of Dividends.”

ITEM 5.	Selected Financial Data.
     The following table presents selected financial data for years ended December 31, 2009, 2008, 2007, 2006, and 2005.

	Year ended December 31,
	2009	2008	2007	2006	2005

EARNINGS
Interest income	$39,199,664	$44,734,948	$46,997,687	$33,106,902	$14,437,231
Interest expense	18,090,629	24,007,875	25,193,386	15,836,438	6,292,607
Provision for loan loss	32,170,357	8,914,368	2,353,244	2,740,843	1,814,746
Net interest income (expense) (after provision)	(11,061,322)	11,812,705	19,451,057	14,529,621	6,329,878
Non-interest income	4,205,035	4,625,591	3,437,606	2,557,536	1,693,746
Non-interest expense	26,547,583	24,472,995	21,413,101	16,821,026	8,888,651
Net income (loss)	(37,049,267)	(5,074,935)	2,055,068	266,131	(865,027)

SELECTED AVERAGE BALANCES
Assets	$798,800,000	$768,800,000	$630,034,000	$449,611,000	$238,615,000
Earning assets	733,656,000	720,266,000	590,797,000	425,222,000	225,955,000
Loans	651,316,000	633,201,000	485,631,000	348,869,000	178,332,000
Total deposits	725,674,000	684,010,000	563,598,000	374,283,000	208,480,000
Shareholders’ equity	62,731,000	67,432,000	65,004,000	61,252,000	36,945,000
Common shares outstanding — diluted	13,482,241	13,020,215	12,889,153	12,282,832	7,095,891

	Year ended December 31,
	2009	2008	2007	2006	2005

YEAR-END BALANCES
Assets	$792,200,607	$821,385,621	$684,633,510	$579,410,303	$326,690,446
Earning assets	679,689,392	731,898,700	641,553,971	544,695,656	310,873,458
Loans (net of allowance)	599,333,982	672,163,689	533,441,960	403,397,896	260,870,361
Total deposits	734,789,120	737,091,694	615,236,359	496,692,502	258,791,577
Other liabilities	1,033,892	1,730,132	2,607,209	19,158,514	10,957,201
Shareholders’ equity	34,377,595	65,813,795	66,789,942	63,559,287	56,941,668
Common shares outstanding	13,993,233	12,492,206	12,185,144	12,062,331	11,229,851

PER COMMON SHARE
Earnings (loss) per share — basic	$(2.82)	$(0.41)	$.17	$.02	$(0.12)
Earnings (loss) per share — diluted	$(2.82)	$(0.41)	.16	.02	(0.12)
Book value	2.46	5.27	5.48	5.27	5.07
Cash dividend paid	—	—	—	—	—

FINANCIAL RATIOS
Return on average assets	(4.64%)	(0.66%)	.33%	.06%	(0.36%)
Return on average equity	(59.06%)	(7.53%)	3.16%	.43%	(2.34%)
Average equity to average assets	7.85%	8.77%	10.32%	13.62%	15.48%
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a

NON-FINANCIAL
Employees	167	191	192	185	130
Banking offices	12	12	11	10	3
ATMs	12	12	12	10	3

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Our 2009 results were highlighted by substantial deterioration in our loan portfolio. The communities that we serve continue to experience significant economic weakness, especially related to the real estate markets. This downturn has negatively affected borrowers such as builders who are unable to sell their inventory, retail and other commercial businesses, and consumers who have lost equity in their homes do to declining values. Additionally, increased unemployment rates have led to customers encountering difficulties making loan payments. These factors produced a net loss of approximately $37.0 million for the year ended December 31, 2009, or $2.82 per share. This compares to a net loss of approximately $5.1 million for the year ended December 31, 2008, or $0.41 per share.
     The following is a more detailed summary of our 2009 financial performance:
•	Total loans decreased to approximately $612 million at December 31, 2009, down from approximately $683 million at December 31, 2008. This represents a 10.4% decrease for the year. We intentionally reduced the size of our loan portfolio, and therefore our overall assets, in an effort to positively impact our capital ratios in the wake of the severe decline these ratios have sustained due to recent losses.

•	Total deposits were approximately $735 million at December 31, 2009, a slight decline from approximately $737 million at December 31, 2008. Approximately 59% of our deposits at December 31, 2009 consisted of time deposits.

•	Our provision for loan losses, which was by far the largest single contributor to our overall loss, was $32.1 million in 2009, up from $8.9 million in 2008. The increase was primarily the result of the weakening real estate markets in the communities we serve, especially as it relates to our portfolio or commercial real estate loans. Net charge offs totaled $30.3 million during 2009 compared to $4.2 million in 2008. Our allowance for loan losses as a percentage of total loans stood at 2.10% as of December 31, 2009, up from 1.61% at December 31, 2008.

•	Nonaccrual loans increased to $48.7 million at December 31, 2009 from $36.7 at December 31, 2008. Approximately 35% of these nonaccrual loans consisted of commercial real estate loans. Increasing levels of non-performing loans negatively impacted our net interest income as the accrual of interest was discontinued and previously accrued but uncollected interest was reserved against income.

•	Foreclosed assets (primarily real estate) increased to $13.7 million at December 31, 2009 from $6.0 million at December 31, 2008 as we foreclosed on properties and other assets that had served as collateral for delinquent loans. Related to this increase, foreclosed asset expense increased by approximately $1.4 million as compared to 2008 as we incurred expenses for the upkeep of properties, legal fees, taxes and other holding costs. Write-downs of foreclosed properties totaled approximately $2.0 million in 2009 as compared to approximately $1.2 million for 2008. During 2009 we sold approximately $8.8 million of foreclosed property at a loss of approximately $800,000. At December 31, 2009 we had nine properties under contract to sell for an aggregate agreed upon price of $771,600.

•	Net interest income before the provision for loan losses increased marginally to $21.1 million for 2009 compared to $20.7 million for 2008. Our net interest margin remained at 2.88% during 2009, unchanged from 2008. The negative impact of lost interest income from nonaccrual loans was offset by a declining costs of funds as deposits re-priced to lower rates during the course of the year.

•	Noninterest income was approximately $4.2 million for the year ended December 31, 2009, down from approximately $4.6 million during 2008.

•	Noninterest expense increased to approximately $26.5 million in 2009 compared to approximately $24.5 million in 2008, which represents an 8.2% increase. Increased expenses associated with foreclosed assets, as detailed above, and increases in FDIC insurance premiums offset reductions in salary and employee benefits expenses.

•	Due to our significant losses, we are unable to conclude that we will generate sufficient net income in the foreseeable future to realize the full value of our deferred tax assets. Therefore, we established a $16.3 million deferred tax asset valuation allowance as of December 31, 2009, bringing our net deferred tax asset to approximately $197,000, which equals the portion of our deferred tax asset that is related to our net unrealized losses on our securities portfolio. As a result, any further losses will not have an associated tax benefit unless and until we can show that it is more likely than not that we will realize those tax benefits.

•	Shareholders’ equity decreased to approximately $34.4 million at December 31, 2009 from approximately $65.8 million at December 31, 2008. The reduction was primarily a result of our net loss, although it was mitigated to a small degree by net proceeds of approximately $5.1 million from the sale of common stock and warrants in a private placement that commenced in June 2009. Our book value per common share at December 31, 2009 was $2.46, down from $5.27 at December 31, 2008.
     We expect to continue to experience pressure on our earnings, liquidity and regulatory capital over the foreseeable future. Our current focus, therefore, is to improve our capital position. We intend to accomplish this objective at least in part through moderate contraction of our balance sheet. We are also exploring alternatives to raise additional capital. Because of the liquidity pressures we may face due to the unavailability of traditions funding sources we intend to maintain a high level of liquid assets until such time as we can improve our capital position. We believe this strategy is prudent in the short run even though liquid assets tend to provide lower yields and thus produce less income.
     The following tables set forth selected measures of our financial performance and condition for the years and dates indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Total revenues (1)	$43,404,699	$49,360,539	$50,435,293
Net income (loss)	$(37,049,267)	$(5,074,935)	$2,055,068

	At December 31,	At December 31,	At December 31,
	2009	2008	2007
Total assets	$792,200,607	$821,385,621	$684,633,510
Total loans (2)	$599,333,982	$672,163,689	$533,441,960
Total deposits	$734,789,120	$737,091,694	$615,236,359

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of allowance for loan losses and unearned income.
     The following is a more detailed discussion of our financial condition at December 31, 2009, 2008 and 2007 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this report.
Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 which are made a part of this annual report. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
     Allowance for Loan Losses
     We believe the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. Because the allowance for loan losses is replenished through a provision for loan losses that is charged against earnings, our subjective determinations regarding the allowance affect our earnings directly. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
     Estimates of Fair Value
     The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, impaired loans and foreclosed assets. Investment securities are recorded at fair value while impaired loans and foreclosed assets are recorded at either cost or fair value, whichever is lower.
     Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of foreclosed assets are often determined based upon the lowest of the following three methods: (1) independently observed market prices; (2) appraised values or (3) management’s estimation of the value of the property. Write-downs based on the fair value of the asset at acquisition is charged to the allowance for loan losses. In the event that foreclosed real estate is incomplete at the time of foreclosure, it is held for sale and initially recorded at fair value as obtained from a current appraisal less estimated costs to complete and sell. We will obtain an “as-completed” appraisal and capitalize costs associated with completion up to this value, less selling costs, in accordance with generally accepted accounting procedures. For the year ended December 31, 2009 we charged down $293,223 at the time of foreclosure. After foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying or fair value, less estimated cost to sell. Costs incurred in maintaining foreclosed assets and subsequent write-downs based on updated valuations of the property are included in other operating expenses. In response to the slowing economy and general decline in real estate values, we incurred $2,029,695 in subsequent write-downs on previously foreclosed assets and realized net losses of on sales of foreclosed assets of $798,840 for the year ended December 31, 2009. The carrying amount of foreclosed assets at December 31, 2009 and 2008 was $13,740,602 and $6,041,163, respectively. Based on our assumptions, we believe that the carrying value of our foreclosed assets at December 31, 2009 is reasonable. However, if our assumptions prove incorrect, or if market conditions deteriorate further, we may have to take further write downs on our foreclosed properties. Because of the lack of stability in our markets for the past few years, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
     Income taxes
     The determination of our overall income tax provision is complex and requires careful analysis. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect our overall tax position. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance for deferred tax assets is required when it more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. In assessing the realization of the deferred tax assets, we consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. During 2007, we assessed the continuing need for a valuation allowance against deferred tax assets and concluded that an allowance was no longer necessary under accounting guidance. As a result, we eliminated the valuation allowance that was recorded as of December 31, 2006. However, due to our recent significant losses, we were unable to conclude that we will generate sufficient net income in the near term to realize the full value of our deferred tax assets. Therefore, we established a $16.3 million deferred tax asset valuation allowance in 2009 bringing our net deferred tax asset to approximately $197,000, which is the deferred tax for the net unrealized losses on our securities portfolio. As a result, any further losses will not have an associated tax benefit until we can show that it is more likely than not that we will realize those tax benefits.
     Stock-based compensation
     The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method was used to determine the expected life of the options. This method calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility was based upon the volatility of similar entities. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.
Results of operations for the years ended December 31, 2009, 2008 and 2007
Net Income (Loss)
     2009 Compared to 2008. For the year ended December 31, 2009, we recorded a net loss of $37,049,267, which compares to a net loss of $5,074,935 for the year ended December 31, 2008. Basic and diluted loss per share amounted to $2.82 and $.41 for the years ended December 31, 2009 and 2008, respectively. The net decrease in income of $31,974,332 was primarily due to a $23,255,989 increase in the provision for loan losses compared to 2008 as a result of the continued asset quality deterioration in our loan portfolio. Establishing a deferred tax asset valuation allowance, as noted above, further negatively impacted our earnings as we recorded tax expense of $3,645,397 for the year ended December 31, 2009, which is an increase of $6,605,161 as compared to the same period in 2008.

     2008 Compared to 2007. For the year ended December 31, 2008, we recorded a net loss of ($5,074,935), which compares to net income of $2,055,068 for the year ended December 31, 2007. Basic and diluted losses per share amounted to ($.41) for the year ended December 31, 2008, compared to basic earnings per share of $.17 and diluted earnings per shares of $.16 for the year ended December 31, 2007. The net decrease in income of $7,130,003 was primarily due to a $6,561,124 increase in the provision for loan losses as a result of a general decline in the real estate markets that we serve, as well as the overall economy, and the negative effect that these trends had on our loan portfolio.
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

				Analysis of net interest income
				for the years ended December 31, 2009, 2008 and 2007

		2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
Assets:
Taxable investment securities	$40,352	$1,901	4.71%	$61,432	$3,136	5.10%	$67,247	$3,219	4.79%
Non-taxable investment securities (1)	13,157	529	4.02%	15,501	618	3.99%	10,556	417	3.95%
Interest-bearing deposits	20,711	165	.80%	2,249	67	2.98%	2,749	131	4.76%
FHLB stock	2,349	58	2.47%	1,753	58	3.31%	980	58	5.92%
Federal funds sold	5,772	16	.27%	6,131	127	2.07%	23,810	1,203	5.05%
Loans (2) (3)	651,316	36,531	5.61%	633,201	40,729	6.43%	485,631	41,970	8.64%
Allowance for loan losses	(11,253)			(7,815)			(5,729)
Cash and due from banks	15,948			8,595			7,315
Other assets	60,906			47,753			37,475

Total assets	$798,258			$768,800			$630,034

Total interest-earning assets	$733,657	$39,200	5.34%	$720,267	$44,735	6.21%	$590,973	$46,998	7.95%

Liabilities:
Noninterest-bearing demand	$40,997			$38,822			$32,281
Interest bearing demand and savings	257,482	3,981	1.55%	186,544	$4,014	2.15%	147,356	$4,772	3.24%
Time	426,576	13,590	3.19%	458,644	19,516	4.26%	382,061	20,364	5.33%

Total deposits	725,055			684,010			561,698
Other borrowings	9,824	519	5.28%	12,466	427	3.43%	658	52	7.87%
Federal funds purchased	15	—	.60%	2,280	51	2.24%
Securities sold under repurchase agreement	—	—	—%	—	—	—%	126	6	4.95%
Other liabilities	1,173			2,612			2,548

Shareholders’ equity	62,731			67,432			65,004

Total liabilities and shareholders’ equity	$798,798			$768,800			$630,034

Total interest-bearing liabilities	$693,897	$18,091	2.61%	$659,934	$24,008	3.64%	$530,201	$25,194	4.75%

Net interest income		$21,109			$20,727			$21,804

Net interest margin (4)			2.88%			2.88%			3.69%
Net interest spread (5)			2.74%			2.57%			3.20%

(1)	Yield on non-taxable investment securities have not been computed on a tax equivalent basis.

(2)	Interest income from loans includes total fee income of approximately $1,353,000, $1,854,000 and $1,692,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Average non-accrual loans of $27,574,290, $10,993,379 and $1,183,800 are excluded for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

(5)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
     Table 2: Rate and volume analysis
     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by previous year volume) and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
Analysis of changes in net interest income
for the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Rate	Volume	Change	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	$(5,213)	$1,016	$(4,198)	$(10,731)	$9,490	$(1,241)
Interest on taxable securities	(241)	(994)	(1,235)	214	(297)	(83)
Interest on non-taxable securities	5	(94)	(89)	4	197	201
Interest on FHLB stock	(15)	15	—	(26)	26	—
Interest on Federal funds sold	(110)	(1)	(111)	(711)	(365)	(1,076)
Interest on deposits in banks	(49)	147	98	(50)	(14)	(64)

Total interest income	$(5,623)	$89	$(5,535)	$(11,300)	$9,037	$(2,263)

Expense from interest-bearing liabilities
Interest on interest-bearing demand deposits	$(1,129)	$1,097	$(32)	$(1,602)	$844	$(758)
Interest on time deposits	(4,904)	(1,022)	(5,926)	(4,107)	3,259	(848)
Interest on borrowings	232	(140)	92	(30)	405	375
Interest on Federal funds purchased	(37)	(14)	(51)	—	51	51
Interest on securities sold under repurchase agreement	—	—	—	(3)	(3)	(6)

Total interest expense	(5,838)	(79)	(5,917)	(5,742)	4,556	(1,186)

Net interest income	$215	$168	$382	$(5,558)	$4,481	$(1,077)

     2009 Compared to 2008. Net interest income increased by $381,962 (or 1.84%) for the year ended December 31, 2009 due to interest expense decreasing by a larger amount than interest income. Total interest income decreased by $5,535,284 (or 12.37%) primarily due to discontinuing accrual of interest on a growing balance of non-performing loans and previously accrued but uncollected interest reversed against income. Interest and fees on loans decreased $4,198,397 (or 10.31%) from $40,729,021 for the year ended December 31, 2008 as compared to $36,530,624 for the same period in 2009. Additionally, interest income on our securities portfolio decreased by $1,324,392 from $3,754,519 for the year ended December 31, 2008 as compared to $2,430,127 for the same period in 2009. While the yield on our securities portfolio decreased, the decline in securities income is mainly due to our portfolio shrinking from $71,764,629 at December 31, 2008 to $44,955,347 at December 31,

2009, as part of management’s plan to increase liquidity. The decreases in our loan and securities income was offset by lower interest expense for our deposits, which decreased $5,957,945 (or 25.32%) from $23,529,667 at December 31, 2008 to $17,571,722 at December 31, 2009, and an slight increase in other borrowings expense of $40,699 (or 8.51%) from $478,208 at December 31, 2008 to $518,907 at December 31, 2009.
     Average interest-earnings assets increased by $13.3 million from 2008 to 2009 with a decrease in the average rates earned of .87%. From 2008 to 2009 our average loans increased by $18 million, with a .82% decrease in yield, and average interest-bearing deposits increased by $18 million, with a 2.18% decrease in yield. From 2008 to 2009 our average balances for our securities portfolio (including restricted equities) decreased by $22.8 million, with a .39% decrease in yield.
     Average interest-bearing liabilities increased by $34 million from 2008 to 2009 with a decrease in the average rates paid of 1.03%. From 2008 to 2009 our average interest-bearing demand and savings deposits grew $70.9 million, with a .60% decrease in average rates paid. From 2008 to 2009 our average time deposits decreased by $32 million, with a 1.07% decrease in average rates paid, average other borrowings decreased by $2.6 million, with a 1.85% increase in average rates paid, and average federal funds purchased decreased by $2.3 million, with a 1.64% decrease in average rates paid.
     2008 Compared to 2007. Net interest income decreased by $1,077,228 (or 4.94%) for the year ended December 31, 2008 compared to 2007. The decrease in net interest income was due to compression in our net interest margin from 3.69% to 2.88% as we were negatively affected by a falling interest rate environment for our interest-earning assets, which typically reprice faster than our interest-earning liabilities (along with reversed interest income for non-accrual loans), combined with stiff competition for loans and deposits. Additionally, non-performing loans negatively impacted our net interest income because accrued interest is backed out of income when the loan becomes non-accrual. Our non-accrual loans increased by $34,577,090 from December 31, 2007 to December 31, 2008.
     The most significant increase in average interest-earning assets consisted of an increase of $147.6 million in total loans for the year ended December 31, 2008 compared to the year ended December 31, 2007. The average rates earned on our loan portfolio decreased 2.21% to 6.43% for the year ended December 31, 2008 from 8.64% for the year ended December 31, 2007.
     Average interest-bearing demand and savings deposits grew by $39.2 million and average time deposits grew by $76.67 million for the year ended December 31, 2008 compared to 2007. The average rate paid on these deposits in 2008 was 2.15% and 4.26%, down from 3.24% and 5.33%, respectively, in 2007. The decrease in the average rates paid for interest-bearing deposits of approximately 1% does not correspond to the interest rate cuts initiated by the Federal Reserve, which triggered a reduction in the prime rate from 7.25% in December 2007 to 3.25% in December 2008. Our average deposit rate paid is a reflection of the intense competition for deposits in 2008, particularly in markets where our competition is forced to raise funds, often at a premium, to remain liquid.
Other Income
     2009 Compared to 2008. Other income decreased by $420,556 (or 9.09%) for the year ended December 31, 2009 as compared to the same period in 2008. We experienced a decrease in mortgage origination fees of $219,161 (or 17.22%) as compared to the same period in 2008 due to a continued decline in applications for secondary-market mortgage loans that are pre-sold in the secondary market, from which our mortgage origination fees are driven. This fee income does not carry a corresponding asset on our balance sheet. We also saw a decrease in service charges on deposit accounts of $113,163 (or 5.11%) for the year ended December 31, 2009 as compared to the same period in 2008 mainly due to a decrease in NSF fees as we believe more customers are closely monitoring their account balances with the weakened economy. In 2008 we had a net gain on the sale of premises and equipment of $182,305 but did not have any sales in 2009 so this category shows a decrease of $182,305 (or 100%). We had a net increase of $56,022 (or 7.71%) on the sale of securities available-for-sale for the year ended December 31, 2009 as compared to the same period in 2008 and an increase in other operating income of $38,051 (or 16.43%) from 2008 to 2009.
     2008 Compared to 2007. Other income increased by $1,187,985 in 2008 (or 34.6%) as compared to 2007. This increase was due to net gains of $692,568 on the sale of securities, an increase of $342,807 in service charges on deposit accounts (attributable to an increased volume of transactions, as our deposit base increased from approximately $615 million to $737 million during 2008), net gains of $182,305 on the sale of premises and equipment and an increase in other operating income of $41,063. We experienced a decrease in mortgage origination fees of $70,758 in 2008 as compared to the same period in 2007 due to fewer applications for secondary-market mortgage loans that are pre-sold in the secondary market. Our mortgage origination fees are the result of mortgage loans pre-sold in the secondary market, which do not carry a corresponding asset on our balance sheet.
     Other Expenses
     2009 Compared to 2008. Other expenses increased by $2,074,588 (or 8.48%) for the year ended December 31, 2009 as compared to the same period in 2008 primarily related to expenses associated with foreclosed assets and an increase in our FDIC insurance premiums. The net increase for expenses associated with foreclosed assets for 2009 as compared to 2008 is $2,808,089, which includes the following categories: foreclosed asset expense increased $1,381,922 (or 566.2%), net loss on the sale of foreclosed assets increased $582,000 (or 268.4%) and write-down on foreclosed assets increased $844,167 (or 71.21%.) At December 31, 2009, we had a total of $13.7 million of foreclosed assets, reflecting a $7.7 million (or 127.45%) increase from December 31, 2008. This increase is due to, among other things, the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of foreclosed assets increased, our losses and the costs and expenses to maintain the assets likewise increased. Our FDIC insurance premiums increased by $1,727,892 (or 344.78%) for the year ended December 31, 2009 as compared to the same period in 2008 because of the large number of unaffiliated FDIC insurance depository institution failures and the corresponding increase in assessments along with an increase in the rates specific to our institution’s risk profile. Salaries and employee benefits expenses decreased by $1,963,317 (or 14.67%) for the year. During the fourth quarter of 2008 and the first and fourth quarters of 2009, the Bank conducted a reduction-in-force eliminating a total of 34 positions across the company and reducing salaries for several other positions. Additionally, we suspended our incentive program during 2008 (for which bonuses would have been paid in the first quarter of 2009) and the program remains suspended. The number of full-time equivalent employees decreased from 191 at December 31, 2008 to 167 at December 31, 2009. Lastly, our other operating expenses decreased by $421,827 (or 7.52%) and our equipment and occupancy expenses decreased by $76,249 (or 2.29%) as management has aggressively worked to eliminate all “non-essential” expenses during this difficult economic period.
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
     Balance Sheet Review
     2009 Compared to 2008. Total assets decreased by $29,185,014 (or 3.55%) in 2009 with the most significant decreases occurring in the loan portfolio, which decreased by $70,964,622 (or 10.39%) and our securities portfolio, which decreased by 26,809,282 (or 37.36%). Cash and due from banks and interest-bearing deposits in banks increased by $64,399,118 (323.6%) during the year. Total interest-earning assets decreased by $52,209,308 (or 7.13%) as compared to 2008. We have written-off substantial problem assets during the year and invested loan payoffs and securities sales, calls and maturities into interest-bearing deposits in banks to increase our liquidity as previously discussed.
     Total deposits decreased by $2,302,574 (or .31%). Non-interest-bearing demand deposits increased by $2,704,277 (or 7.74%), interest-bearing demand and savings increased by $56,543,764 (or 26.98%) and time deposits decreased by $61,550,615 (or 12.5%). Included in our deposits on December 31, 2009 were $73,288,882 in brokered time deposits (including $5,153,575 of deposits placed in the Certificate of Deposit Account Registry Service “CDARS” reciprocal program), which comprised approximately 17% of our total time deposits and 10% of our overall deposits. Our ability to use brokered deposits has been restricted as we fell below well capitalized status.
     Stockholders’ equity decreased by $31,436,200 (or 47.77%) during 2009 primarily due to our $37,049,267 loss. This decrease was slightly offset by the net issuance of common stock and exercise of stock options of $5,265,680 and stock compensation expense of $267,351. Accumulated other comprehensive loss represents the net unrealized loss on securities available-for-sale, which decreased during 2009 by $80,035 to $321,726.
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
     Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The portfolio is currently comprised of U.S Government-sponsored enterprises (GSEs), mortgage-backed securities (GSE residential), state, county and municipal securities and financial-sector single issuer trust-preferred (corporate) securities. The mortgage-backed securities have stated maturities of up to thirty years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of approximately eleven years. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of an asset that yields a below-market rate for a longer period of time.
     The entire portfolio is classified as available-for-sale and thus carried at fair value. See Note 16, Fair Value of Assets and Liabilities for additional information on the determination of fair value. The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31
	2009	2008	2007
	(Dollars in Thousands)
U.S. Government-sponsored enterprises (GSEs)	$1,484	$21,127	$30,490
Mortgage-backed securities (GSE residential)	34,964	34,819	32,633
State, county and municipals	6,099	13,541	15,040
Corporate securities	2,408	2,277	2,568

	$44,955	$71,764	$80,731

     Temporarily Impaired Securities
     The following table shows the gross unrealized losses and fair value of our available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises (GSEs)	$1,483,594	$(16,406)	$—	$—	$1,483,594	$(16,406)

Mortgage-backed securities GSE residential	24,022,030	(294,669)	—	—	24,022,030	(294,669)

State, county and municipals	1,236,523	(22,342)	2,445,005	(286,710)	3,681,528	(309,052)

Corporate securities	930,000	(70,000)	1,478,502	(63,222)	2,408,502	(133,222)

Total temporarily impaired securities	$27,672,147	$(403,417)	$3,923,507	$(349,932)	$31,595,654	$(753,349)

     We have evaluated and considered the following factors in determining the carrying amount of our securities portfolio:
     U.S. Government-sponsored enterprises (GSEs) — The unrealized loss on our one investment in U.S. Government-sponsored enterprises (GSEs) was caused by interest rate increases. The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because we do not intend to sell the investment and it is not more likely than not that we will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2009.
     Mortgage-backed securities: GSE residential — The unrealized losses on our investment in eleven GSE mortgage-backed securities were caused by interest rate increases. We purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2009.
     State, county and municipals — The unrealized losses on the seven investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. In addition all of these securities are guaranteed against default by third-party insurers. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2009.

     Corporate securities — We currently own trust-preferred securities of United Community Capital Trust (United Community Bank) with a book value of $1,000,000 with an unrealized loss of $70,000 as of December 31, 2009. We also own trust-preferred securities for which Wells Fargo is now the ultimate guarantor at a book value of $1,541,724 with an unrealized loss of $63,222 at December 31, 2009. The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts resulting from the sub-prime mortgage market and a recent sector downgrade by several industry analysts. The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Each of these issuers has made all contractual interest payments on schedule. We currently do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Fourth quarter 2009 financial reports were reviewed as part of management’s other-than-temporary-impairment analysis. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.
     For the reasons above, we have concluded that our holdings of U.S. Government-sponsored enterprises (GSEs), Mortgage-backed securities, corporate securities and state, county and municipals are not other than temporarily impaired as of December 31, 2009 and ultimate recoverability of these investments is probable. If we determine that any impairment becomes other than temporary we will recognize an appropriate impairment loss.
     The carrying amounts of securities in each category as of December 31, 2009 are shown in the following table according to contractual maturity classifications. The yields for each range of securities are weighted-average yields.

	U.S. Government-
	sponsored enterprises		Mortgage-backed		State, county and		Corporate
	(GSEs)		securities		municipals		securities
	Carrying		Carrying		Carrying		Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
In one year or less	$—	—%	$—	—%	$—	—%	$—	—%
After one year through two years	—	—%	1,069	5.23%	—	—%	—	—%
After two year through five years	—	—%	12,508	4.04%	—	—%	—	—%
After five years through ten years	—	—%	11,120	3.89%	—	—%	—	—%
After ten years	1,484	3.00%	10,268	3.94%	6,099	4.08%	2,408	7.40%

Total	$1,484	3.00%	$34,964	4.00%	$6,099	4.08%	$2,408	7.40%

     We also maintain certain nonmarketable equity investments required by law which are reflected on our balance sheet. The carrying amounts for certain of these investments as of December 31, 2009 and 2008 consisted of the following (dollars in thousands):

	As of December 31,
	2009	2008
Federal Home Loan Bank stock	$2,694	$2,053
     The following factors have been evaluated and considered in determining the carrying amount of the FHLB stock:
•	We evaluated the ultimate recoverability of the par value.

•	All of the various Federal Home Loan Banks are meeting their debt obligations.

•	We believe that we currently have sufficient liquidity or have access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.

•	Historically, the FHLB does not allow for discretionary purchases or sales of this stock. Redemptions of the stock occur at the discretion of the FHLB, subsequent to the maturity of outstanding advances held by the member institutions.

•	We have reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLBanks have a very high degree of government support.

•	The unrealized losses related to the securities owned by the FHLBanks are manageable given the capital levels of these organizations.

•	In the first and second quarter of 2009, we considered the fact that the FHLB did not make any dividend payments (distributions) in the fourth quarter of 2008 and would not make any dividend determinations until after the end of each quarter when quarterly results were known; however, our holdings of FHLB stock are not intended for the receipt of dividends or stock growth, but for the purpose and right to receive advances, or funding. Further, we deem the FHLB’s process of determining after each quarter end whether it will pay a dividend and, if so, the amount, as essentially similar to standard practice by most dividend-paying companies. Based on the FHLB’s second and third quarter results, the FHLB announced on August 12, 2009 and October 30, 2009 a dividend payment for the second quarter and third quarter, respectively.
     For the reasons above, we have concluded that our holdings of FHLB stock are not other than temporarily impaired as of December 31, 2009 and ultimate recoverability of the par value of this investment is probable.
     Loan Portfolio
     Types of Loans
     We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conducting a substantial portion of their business in the Homer (Banks County), Carrollton and Villa Rica (Carroll County), Lake Oconee (Greene County), Cornelia (Habersham County), Bremen (Haralson County), Commerce and Jefferson (Jackson County), Columbus (Muscogee County), Athens (Oconee County) and Dalton (Whitfield County), Georgia markets. The Bank’s Operations Center is located in Carrollton (Carroll County), Georgia markets. We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. Since loans typically provide higher interest yields than do other types of interest-earning assets, we have historically invested a substantial percentage of our earning assets in our loan portfolio. During 2009 we reduced the size of the loan portfolio as part of our strategy to increase our capital ratios and liquidity. As a result, our loan balances decreased from $683 million at December 31, 2008 to $612 million at December 31, 2009.
     Although we are reducing the size of our loan portfolio, we plan to continue to originate loans which meet our loan underwriting criteria and are priced appropriately for the credit risk. However, we are focused on continuing to decrease the concentration of commercial real estate and construction loans in our portfolio.
     Our underwriting standards vary for each type of loan. While we have generally underwritten the loans in our portfolio in accordance with the loan-to-value levels in our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, regulatory supervisory guidelines, or both. We are generally permitted to hold real estate loans whose loan-to-value levels exceed regulatory guidelines totaling up to 100% of our capital of which up to 30% may be in non-residential real estate. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and deposit balances with the Bank. As of December 31, 2009, $22.7 million in loans, representing approximately 3.7% of our loans and 66.6% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. Most of these were centered in our Lake Oconee market. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Commercial and industrial	$43,998	$49,641	$47,363	$42,405	$35,761
Real estate — construction	147,714	202,523	163,206	114,528	60,967
Real estate — mortgage	398,714	402,843	299,219	225,119	142,520
Installment loans to individuals	21,890	28,368	30,136	26,859	24,997

	612,316	683,375	539,924	408,911	264,245
Deferred loan fees and costs	(103)	(198)	(215)	(269)	(181)
Less allowance for loan losses	(12,879)	(11,013)	(6,267)	(5,244)	(3,194)

Loans, net	$599,334	$672,164	$533,442	$403,398	$260,870

     Maturities and sensitivities to changes in interest rates
     The following table presents the expected maturities for commercial and industrial loans and real estate construction loans at December 31, 2009. The table also presents the rate structure for these loans that mature after one year.

					Rate Structure for
					Loans with
					Maturities Over
	Maturity in Months(1)				One Year
	(Dollars in Thousands)				(Dollars in Thousands)
	Less than				Variable	Fixed
	12(2)	13-60	Over 60	Total	Rates	Rates
Commercial and industrial	$21,387	$15,844	$6,767	$43,998	$8,085	$14,526
Real estate — construction	97,534	49,864	316	147,714	7,196	42,984

Total	$118,921	$65,708	$7,083	$191,712	$15,281	$57,510

(1)	The amounts are classified based on the contractual maturity date of the loan. Our installment loans generally require the borrower to make amortizing principal payments over the terms of the loan. These amortization payments are reported according to the maturity date of the underlying loan even though the loan requires that they be paid earlier.

(2)	We do not have any demand loans or loans without a stated maturity.
     Risk Elements
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans
Commercial and industrial	$3,690	$1,048	$94	$—	$—
Real estate — construction	17,003	23,859	1,110	—	—
Real estate — mortgage	27,734	11,631	883	269	219
Installment loans to individuals	293	323	197	84	33

Total non-accrual loans	$48,720	$36,861	$2,284	$353	$252

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—	—	—	—

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower
Commercial and industrial	$89	$—	$—	$—	$—
Real estate — construction	—	4,640	—	—	—
Real estate — mortgage	464	215	—	—	—
Installment loans to individuals	—	—	—	—	—

Total restructured loans	$553	$4,855	$—	$—	$—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (potential problem loans)
Commercial and industrial	$—	$—	$—	$—	$—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Total potential problem loans	$—	$—	$—	$—	$—
     The reduction in interest income associated with non-accrual loans as of December 31, 2009 is as follows:

Interest income that would have been recorded on non-accrual loans under original terms	$4,520,577
Interest income that was recorded on non-accrual loans	2,081,934

Reduction in interest income	$2,438,643

     Our non-accrual loans by geographic market are shown in the following table as of December 31, 2009 and 2008.

	December 31,
	2009	2008
Dalton	$13,775	$5,218
Carrollton	8,553	4,593
Bremen	8,050	7,590
Villa Rica	7,399	11,368
Other (8 markets)	10,943	8,092

Total	$48,720	$36,861

     The economic downturn, and particularly the weak real estate markets, have led to increased delinquencies and charge-offs. The weakened real estate market affects several segments of borrowers: 1) builders and acquisition/development customers who are not able to sell their inventory and thus cannot generate cash flow to make loan payments; 2) owners of commercial property who are unable to lease or rent their properties and thus suffer from a lack of cash flow and 3) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. In early 2009 we saw some evidence that the real estate markets may have been improving; however, the third and fourth quarters did not bear these anticipated results as demand for property further declined. Current economic forecasts indicate a weak recovery for 2010 thus no substantial improvement in non-accrual, past due and potential problem loans is expected for the foreseeable future.
     Loans greater than 90 days past due are automatically placed on non-accrual status. Additionally, we may place loans that are not greater than 90 days past due on non-accrual status if we determine that the full collection of principal and interest is in doubt. In making that determination we consider all of the relevant facts and circumstances and take into consideration the judgment of responsible lending officers, our loan committee and the regulatory agencies that review the loans as part of their regular examination process. If we determine that a larger allowance to loan losses is necessary then we will make an increase to the allowance through provision expense.
     At December 31, 2009, we had $48,720,377 of non-accrual loans, which is an increase of $11,859,018 from December 31, 2008. The net increase in non-accrual loans consists of the following loan categories: commercial and industrial increased by $2,641,974, real estate — construction decreased by $6,855,802, real estate — mortgage increased by $16,103,086 and installment loans to individuals decreased by $30,240. The changes to balances of non-accrual loans represent loans moving through the collection cycle related to the continued difficult economic environment and from guidance received during our recent regulatory examination. Non-accrual loans in our Carrollton and Villa Rica (Carroll County), Bremen (Haralson County), and Dalton (Whitfield County), Georgia markets accounted for 77.5% of our non-accrual loans. At December 31, 2009, no accrued interest on non-accrual loans was recognized.
     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which we believe would prevent the recognition of substantial losses. We have charged-off any loans classified by regulatory authorities as loss.
     Summary of Loan Loss Experience
     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the amount deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.
     The allowance is an amount that we believe will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on a periodic evaluation. While we use the best information available to make our evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
     We determine the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans plus loans classified substandard, but not impaired and (2) impaired loans. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: 1-4 family residential construction, other construction, farmland, 1-4 residential — revolving, 1-4 residential — 1st liens, 1-4 residential — Jr. liens, multifamily, owner-occupied non-farm non-residential, other non-farm non-residential, commercial and industrial, consumer installment, and other. A percentage allocation is also assigned to the loans classified as substandard and doubtful that are not impaired or are under $200,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below. Because of the deterioration in the economy and real estate markets over the past several years, we use a two-year internal trending analysis in calculating our general reserve, versus the three-year internal and peer-based averages we had relied on in the past. Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay. For example, because of the recent increase in the level of our non-performing loans and general decline in real estate values we have increased the qualitative economic and environmental factors in our satisfactory and past due loan calculation.
     A loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A substantial portion of our impaired loans are collateral dependent, which in the past was included in our allowance for loan losses. New appraisals continue to show declining real estate values as compared to previous levels thus we have experienced losses upon disposal of these assets. The process of updating appraisals on collateral dependent troubled debt restructurings (“TDRs”) and nonaccrual loans previously included in our calculations have confirmed losses and accelerated charge-offs into 2009 through subsequent events. Significant individual credits classified as substandard within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action, such as declining or negative earnings trends and declining or inadequate liquidity. Impaired loans with balances in excess of $200,000 are evaluated individually, while impaired loans with balances of $200,000 or less are evaluated as a group. No additional funds are committed to be advanced in connection with impaired loans.
     Generally, for larger collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. During our most recent regulatory examination, we had appraisals prepared and reviewed on a large number of our residential and commercial collateral-dependent loans. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes. The estimated costs to sell the subject property, if any, are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.
     Our analysis of impaired loans and their underlying collateral values has revealed the continued deterioration in the level of property values, as well as reduced borrower ability to make regularly scheduled payments. Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes. Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources. Within the last several months, several of our clients have reached the point where payment sources have been exhausted.
     The general reserve estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses. The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. We regularly monitor trends with respect to non-accrual, restructured and potential problems loans. Subsequent negative changes in these loans have led us to increase our environmental adjustment in the allowance for loan loss to accommodate these trends.
     When a loan first shows signs of weakness we will, if warranted, place the loan on non-accrual status pending a more complete investigation of the underlying credit quality of the loan and its collateral. After this investigation, which may include steps such as obtaining an updated appraisal and a review of the financial condition of the guarantor(s), we will charge-off the portions of the loans that we deem uncollectible or confirmed through updated appraisals on collateral dependent loans.

The following table details the changes in our allowance for loan losses over the last five years.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Average balance of loans outstanding	$651,316	$633,201	$485,631	$348,869	$178,332

Balance of allowance for loan losses at beginning of year	$11,013	$6,267	$5,244	$3,194	$1,705

Charge-offs:
Commercial and industrial	(2,612)	(1,078)	(207)	(207)	(69)
Real estate — construction	(13,453)	(1,073)	(106)	0	0
Real estate — mortgage	(13,290)	(1,769)	(609)	(182)	(74)
Installment loans to individuals	(1,038)	(326)	(466)	(361)	(210)

Total	(30,393)	(4,246)	(1,388)	(750)	(353)

Recoveries:
Commercial and industrial	5	24	1	2	0
Real estate — construction	6	0	0	0	0
Real estate — mortgage	38	4	0	0	0
Installment loans to individuals	40	50	57	57	27

Total	89	78	58	59	27

Net charge-offs	(30,304)	(4,168)	(1,330)	(691)	(326)

Additions to allowance charged to operations	32,170	8,914	2,353	2,741	1,815

Balance of allowance at end of year	$12,879	$11,013	$6,267	$5,244	$3,194

Ratio of net loan charge-offs during the year to average loans outstanding during the year	4.65%	.66%	.27%	.20%	0.18%

     Charge-offs accelerated during 2009 as economic conditions continued to decline and we worked through the identified problem portions of our portfolio. Net charge-offs on real estate construction loans totaled $13.4 million in 2009 compared with $1.1 million in 2008 and $106,000 in 2007. Net charge offs on real estate – mortgage loans totaled $13.3 million in 2009 compared to $1.8 million in 2008 and $609,000 in 2007. The net charge-offs to average loans ratio for the year ended December 31, 2009 was 4.65% as compared to 0.66% for the year ended December 31, 2008 and 0.27% for the year ended December 31, 2007. For the year ended December 31, 2009, total net charge offs were $30.3 million compared to $4.2 million for the same period in 2008 and $1.3 for the year ended December 31, 2007. The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged-off.
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

	December 31
	2009		2008		2007			2006		2005
		Percent		Percent		Percent		Percent		Percent
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
		In Each		In Each		In Each		In Each		In Each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(Dollars in Thousands)
Commercial and industrial	$1,281	7.19%	$632	7.26%	$426	8.77%	$1,263	10.37%	$839	13.53%
Real estate – construction	4,700	24.13%	5,452	29.64%	2,281	30.23%	838	28.01%	368	23.08%
Real estate – mortgage	6,460	65.11%	4,578	58.95%	3,191	55.42%	2,869	55.05%	1,755	53.93%
Installment loans to individuals	438	3.57%	351	4.15%	369	5.58%	274	6.57%	232	9.46%

	$12,879	100.00%	$11,013	100.00%	$6,267	100.00%	$5,244	100.00%	$3,194	100.00%

     We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.
     Foreclosed Assets
     The following table summarizes the composition of our foreclosed assets as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Raw land	$6,618	$188
Subdivision lots	1,794	1,442
1-4 family residential	4,560	3,678
Multifamily	—	288
Commercial real estate	704	360
Other repossessed assets	65	85
Total	$13,741	$6,041

     The following table summarizes the geographic distribution of our foreclosed assets as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Villa Rica	$5,885	$1,507
Carrollton	2,248	714
Jefferson	1,524	1,131
Dalton	1,395	1,215
Other (8 markets)	2,689	1,474

Total	$13,741	$6,041

     At December 31, 2008 we had foreclosed assets of $6,041,163. In 2009 we transferred $23,590,226 of loans into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the year ended December 31, 2009). We had $301,583 of additional expense to complete pieces of real estate and wrote-down $2,029,695. We subsequently sold for cash $8,843,171and internally financed $4,520,663 of these assets incurring $798,840 of loss on sale, as noted in the other expenses section of the Consolidated Statement of Operations. We continue to hold foreclosed assets valued at $13,740,602. Our Carrollton and Villa Rica (Carroll County), Jefferson (Jackson County), and Dalton (Whitfield County), Georgia markets account for $11,051,262, or 80.4% of our foreclosed assets. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. In determining the carrying amount at December 31, 2009 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is beginning to slow. Based on our assumptions, we believe that the carrying value of our foreclosed assets at December 31, 2009 is reasonable. However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
     Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in Thousands)
Non-interest bearing demand deposits	$40,997		$38,822		$32,281
Interest-bearing demand and savings deposits	257,482	1.55%	186,544	2.15%	147,356	3.24%
Time deposits	426,576	3.19%	458,644	4.26%	382,061	5.33%

	$725,055		$684,010		$561,698

     The maturity distribution for our time deposits of $100,000 or more as of December 31, 2009 is as follows (dollars in thousands):

As of December 31,
2009
Three months or less	$46,415
Over three months through six months	42,598
Over six through 12 months	72,637
Over 12 months	75,854

Total	$237,504

     Borrowings
     Other borrowings consist of the following advances from the Federal Home Loan Bank of Atlanta:

Fixed rate credit at 1.43% due November 4, 2011	$10,000,000
Fixed rate credit at 2.34% due November 18, 2013	7,000,000
Fixed rate credit at 3.04% due November 4, 2014	5,000,000

$22,000,000

     Our total borrowed funds are collateralized by securities with a carrying value of $4,211,826, Federal Home Loan Bank stock of $2,694,000 and blanket lien agreements for certain qualifying loan types of $43,089,745.
     Return on Equity and Assets
     The following table summarizes our return on average assets and return on average equity for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ending
	December 31,
	2009	2008	2007
Return on average assets	(4.64%)	(.66%)	.33%
Return on average equity	(59.06%)	(7.53%)	3.16%
Average equity as a percentage of average assets	7.85%	8.77%	10.32%
     Liquidity
     Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $7.8 million at December 31, 2009, and our efforts were successful to reduce this amount from the December 31, 2008 balance of $20.7 million. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Due to our undercapitalized status, we are unable to accept, rollover, or renew any brokered deposits. The Company has $27.2 million of brokered deposits maturing in 2010 and as these brokered deposits mature it could create a strain on liquidity. We are also currently prohibited from paying yields for deposits in excess of 75 basis points above a published national average rate for deposits of comparable maturity unless the FDIC permits the use of a higher local market rate. This rate restriction could negatively impact our ability to attract or maintain deposits and therefore may negatively affect our liquidity. Based on current and expected liquidity needs and sources, however, management expects to be able to meet obligations at least through December 31, 2010.
     Regulatory Capital Requirements
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios and required minimums at December 31, 2009 are shown below. Because of our recent deterioration and risk exposure, our regulators expect us to maintain capital ratios substantially above the regulatory minimums.

	Tier 1	Tier 1	Total
	Leverage	Risk-based	Risk-based
Minimum regulatory requirement	4.00%	4.00%	8.00%
Minimum regulatory requirement for well capitalized status	5.00%	6.00%	10.00%

Actual ratios at December 31, 2009
FGBC Bancshares, Inc.	4.37%	5.75%	7.01%
First Georgia Banking Company	4.29%	5.65%	6.91%
     As of December 31, 2009, the Company and the Bank were undercapitalized, primarily due to the net loss recorded for the year. As a result, we are prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits. In addition, as an undercapitalized Bank we will be required to comply with additional operating restrictions, including having to submit a plan to restore the Bank to an acceptable capital category. Failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. Our total capital also has an important effect on the amount of FDIC insurance premiums paid as institutions considered undercapitalized are subject to higher rates for FDIC insurance. These matters are a major focus of the attention and efforts of the Board of Directors and management. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. Please see “Supervision and Regulation – Capital Adequacy” within Item 1 of this report for a more complete discussion of the regulatory capital requirements.
     Off Balance Sheet Arrangements
     In the ordinary course of business, we grant commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     The following is a summary of the commitments outstanding at December 31, 2009, 2008 and 2007.

		December 31,
	2009	2008	2007
	(Dollars in Thousands)
Commitments to extend credit	$34,397	$52,382	$62,064
Letters of credit	308	957	1,404

	$34,705	$53,339	$63,468

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
     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the board of directors and management’s asset/liability committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. If one assumes that the interest sensitive assets and liabilities are all impacted to the same degree and timing then during a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
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
     The table below summarizes our interest-sensitive assets and liabilities as of December 31, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Non-accrual loans are not included in loan balances. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of December 31, 2009
(Dollars in Thousands)

	0 – 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	68,547	—	—	68,547
Securities	—	—	44,955	44,955
FHLB stock	2,694	—	—	2,694
Federal funds sold	—	—	—	—
Loans (1)	120,994	159,787	282,816	563,597

Total interest-earning assets	192,235	159,787	327,771	679,793

Interest-bearing liabilities:
Interest-bearing demand deposits	89,860	—	—	89,860
Savings and money markets	176,282	—	—	176,282
Time deposits	95,772	224,214	110,997	430,983
Federal Home Loan Bank borrowings	—	—	22,000	22,000

Total interest-bearing liabilities	361,914	224,214	132,997	719,125

Interest rate sensitivity gap	(169,679)	(64,427)	194,774	(39,332)

Cumulative interest rate sensitivity gap	(169,679)	(234,106)	(39,332)

Interest rate sensitivity gap ratio	.53	.71	2.46

Cumulative interest rate sensitivity gap ratio	.53	.60	.95

(1)	Excludes non-accrual loans totaling approximately $48.7 million.

     At December 31, 2009 our cumulative one-year interest rate sensitivity gap ratio was .60. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
     Effects of Inflation
     Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancing of existing mortgages tend to slow as interest rates increase, and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.
     Contractual Obligations
     The follow table sets forth certain contractual obligations as of December 31, 2009.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$42,500	$30,000	$12,500	$—	$—

ITEM 6A.	Quantitative and Qualitative Disclosures About Market Risk.
          See the discussion under “Asset/Liability Management” under Item 7 above, which is incorporated by reference into this Item 6A.

ITEM 7.	Financial Statements and Supplementary Data.
     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2009 and 2008.
Quarterly Financial Summary for 2009 and 2008

	Quarterly Period Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2009
Interest income	$10,247	$10,043	$9,826	$9,084
Interest expense	(5,819)	(4,762)	(3,947)	(3,563)

Net interest income	4,428	5,281	5,879	5,521
Provision for loan losses	(1,919)	(4,332)	(11,797)	(14,122)

Net interest income after provision for loan losses	2,509	949	(5,918)	(8,601)
Other income	1,573	922	814	896
Other expenses	(5,986)	(6,956)	(7,289)	(6,317)

Income before income taxes	(1,904)	(5,085)	(12,393)	(14,022)
Income tax (expense) benefit	728	1,929	2,068	(8,370)

Net income (loss)	$(1,176)	$(3,156)	$(10,325)	$(22,392)

Basic earnings (losses) per share	$(0.09)	$(0.25)	$(0.76)	$(1.72)

Diluted earnings(losses) per share	$(0.09)	$(0.25)	$(0.76)	$(1.72)

Year ended December 31, 2008
Interest income	$11,600	$11,029	$11,531	$10,574
Interest expense	(6,227)	(5,761)	(6,040)	(5,980)

Net interest income	5,373	5,268	5,491	4,594
Provision for loan losses	(859)	(1,566)	(2,151)	(4,338)

Net interest income after provision for loan losses	4,514	3,702	3,340	256
Other income	1,755	986	921	964
Other expenses	(5,851)	(5,955)	(5,780)	(6,887)

Income before income taxes	418	(1,267)	(1,519)	(5,667)
Income tax (expense) benefit	(128)	504	591	1,993

Net income	$290	$(763)	$(928)	$(3,674)

Basic earnings per share	$0.02	$(0.06)	$(0.08)	$(0.29)

Diluted earnings per share	$0.02	$(0.06)	$(0.08)	$(0.29)

     The annual financial statements required by this Item 7 are included in Exhibit 13 to this report and incorporated into this Item 7 by reference.

ITEM 8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

ITEM 8A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management conducted an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to give reasonable assurance in alerting us in a timely fashion to material information relating to us that is required to be included in the reports that we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.
Attestation Report of the Registered Public Accounting Firm
     Our independent auditors have issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8B.	Other Information.
     None.
PART III

ITEM 9.	Directors, Executive Officers and Corporate Governance.
     The disclosures required by this Item 9 are incorporated by reference to the sections titled “Directors and Executive Officers”, “Section 16 Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Committees and Meetings of the Board of Directors” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 10.	Executive Compensation.
     The disclosures required by this Item 10 are incorporated by reference to the section titled “Executive Compensation” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 11.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The disclosures required by this Item 11, except as set forth below, are incorporated by reference to the sections titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in our definitive proxy statement for the 2010 annual meeting of shareholders.
Equity Compensation Plan Table
     The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected in
Plan category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	1,071,047	$6.26	347,446
Equity compensation plans not approved by security holders	—	—	—

Total	1,071,047	$6.26	347,446

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence.
     The disclosures required by this Item 12 are incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 13.	Principal Accountant Fees and Services.
     The disclosures required by this Item 13 are incorporated by reference to the section titled “Ratification of Independent Auditors” in our definitive proxy statement for the 2010 annual meeting of shareholders.
PART IV

ITEM 14.	Exhibits and Financial Statement Schedules
1.	The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
3.	The following exhibits are filed with this report on Form 10-K.

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation, as amended (incorporated by reference to exhibit 3.1 of Registrant’s Form 10-K filed with the SEC on April 2, 2009)

3.2	Bylaws (incorporated by reference to exhibit 3.2 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

10.1	2004 Stock Option Plan (incorporated by reference to exhibit 10.1 of Registrant’s Form 10 filed with the SEC on May 1, 2006) *

10.2	2007 Equity Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed with the SEC on April 25, 2007, which consists of pages C-1 through C-18)*

10.3	Employment Agreement with Jackie L. Reed (incorporated by reference to exhibit 10.3 of Registrant’s Form 10-K filed with the SEC of April 2, 2009)*

10.4	Employment Agreement with Teresa L. Martin (incorporated by reference to exhibit 10.4 of Registrant’s Form 10-K filed with the SEC of April 2, 2009)*

10.5	Employment Agreement with Gregory S. Akins (incorporated by reference to exhibit 10.5 of Registrant’s Form 10-K filed with the SEC of April 2, 2009)*

10.6	Employment Agreement with W. Brett Morgan (incorporated by reference to exhibit 10.6 of Registrant’s Form 10-K filed with the SEC of April 2, 2009)*

13	Consolidated Financial Statements of FGBC Bancshares, Inc.

21	List of Subsidiaries (incorporated by reference to exhibit 21 of Registrant’s Form 10 filed with the SEC on May 1, 2006)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certificate of the Interim CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Interim CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.

By: /s/ W. Brett Morgan Name: W. Brett Morgan	Date:	April 15, 2010
Title: Interim President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. Brett Morgan W. Brett Morgan	Date:	April 15, 2010
Interim President and Chief Executive Officer
[Principal Executive Officer]

/s/ Teresa L. Martin Teresa L. Martin	Date:	April 15, 2010
Chief Financial Officer and Executive Vice President
[Principal Financial Officer and Principal Accounting Officer]

/s/ Roy L. Denny Roy L. Denny, Director	Date:	April 15, 2010

/s/ Walter D. Duke Walter D. Duke, Director	Date:	April 15, 2010

/s/ Wyche T. Green, III Wyche T. Green, III, Director	Date:	April 15, 2010

/s/ Greg M. Hagan Greg M. Hagan, Director	Date:	April 15, 2010

/s/ George B. Hamil, Jr. George B. Hamil, Jr., Director	Date:	April 15, 2010

/s/ Terry L. Harper Terry L. Harper, Director	Date:	April 15, 2010

/s/ Emmett K. Harrod Emmett K. Harrod, Director	Date:	April 15, 2010

/s/ Howard J. Lindsey Howard J. Lindsey, Director	Date:	April 15, 2010

/s/ Dennis H. McDowell Dennis H. McDowell, Director	Date:	April 15, 2010

/s/ Edward R. Newbern Edward R. Newbern, Director	Date:	April 15, 2010

/s/ Randall Pugh Randall Pugh, Director	Date:	April 15, 2010

/s/ Carl R. Sewell, Jr. Carl R. Sewell, Jr., Director	Date:	April 15, 2010

/s/ Bart R. Smith Bart R. Smith, Director	Date:	April 15, 2010

/s/ Gleamer L. Smith, Jr. Gleamer L. Smith, Jr., Director	Date:	April 15, 2010

/s/ Robert L. Stewart, Jr. Robert L. Stewart, Jr., Director	Date:	April 15, 2010