Form 10-Q
period 2010-03-31
FGBC Bancshares, Inc.
filed 2010-05-14
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
There were 13,993,233 shares of common stock outstanding as of May 1, 2010.

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
     The forward-looking statements that we make in this Report, as well as other statements that are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. These risks and uncertainties include, among other things, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and due from banks	$13,697,344	$15,752,900
Interest-bearing deposits in banks	121,103,609	68,547,359
Federal funds sold	—	—
Securities available-for-sale, at fair value	48,163,218	44,955,347
Restricted equity securities, at cost	2,694,000	2,694,000

Loans	592,418,776	612,213,063
Less allowance for loan losses	13,328,422	12,879,081

Loans, net	579,090,354	599,333,982

Premises and equipment	36,622,066	37,045,578
Foreclosed assets	19,411,568	13,740,602
Accrued interest receivable	3,057,919	2,929,608
Other assets	6,724,658	7,201,231

Total assets	$830,564,736	$792,200,607

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$45,026,652	$37,663,983
Interest-bearing	729,153,132	697,125,137

Total deposits	774,179,784	734,789,120
Other borrowings	22,000,000	22,000,000
Accrued interest payable	640,667	531,655
Other liabilities	973,499	502,237

Total liabilities	797,793,950	757,823,012

Stockholders’ equity
Preferred stock, par value $0; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0; 100,000,000 shares authorized; 13,993,233 shares issued and outstanding	77,488,261	77,440,952
Accumulated deficit	(44,321,908)	(42,741,631)
Accumulated other comprehensive loss	(366,552)	(321,726)
Treasury stock, 8,290 shares	(29,015)	—

Total stockholders’ equity	32,770,786	34,377,595

Total liabilities and stockholders’ equity	$830,564,736	$792,200,607

See notes to consolidated financial statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Interest income:
Loans, including fees	$8,572,581	$9,417,296
Taxable securities	373,626	623,147
Nontaxable securities	63,447	147,009
Federal funds sold	—	11,026
Other interest income	86,731	48,695

Total interest income	9,096,385	10,247,173

Interest expense:
Deposits	3,324,911	5,382,899
Other borrowings	114,606	436,197

Total interest expense	3,439,517	5,819,096

Net interest income	5,656,868	4,428,077
Provision for loan losses	2,271,322	1,919,007

Net interest income after provision for loan losses	3,385,546	2,509,070

Other income:
Service charges on deposit accounts	497,483	458,539
Mortgage origination fees	128,845	324,986
Net gain on sale of securities available for sale	226,319	710,592
Net gain on sale of premises and equipment	9,000	—
Other operating income	128,916	79,203

Total other income	990,563	1,573,320

Other expenses:
Salaries and employee benefits	2,446,187	3,144,476
Equipment and occupancy expenses	764,017	837,157
Net loss on sale of foreclosed assets	95,881	92,167
Write down on foreclosed assets	71,700	—
Foreclosed asset expenses	546,495	142,948
FDIC insurance premiums	895,089	467,772
Other operating expenses	1,137,016	1,301,415

Total other expenses	5,956,385	5,985,935

Net loss before income taxes	(1,580,276)	(1,903,545)

Income tax benefit	—	(727,656)

Net loss	$(1,580,276)	$(1,175,889)

Basic losses per share	$(0.11)	$(0.09)

Diluted losses per share	$(0.11)	$(0.09)

Cash dividends per share	$—	$—

See notes to consolidated financial statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Net loss	$(1,580,276)	$(1,175,889)

Other comprehensive loss:
Reclassification adjustment for net gains on sales of securities included in net loss, net of tax of $0 and $270,025, respectively	(226,319)	(440,567)

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit of $27,474 and $23,758, respectively	181,493	38,763

Other comprehensive loss	(44,826)	(401,804)

Comprehensive loss	$(1,625,102)	$(1,577,693)

See notes to consolidated financial statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,580,276)	$(1,175,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	441,839	495,506
Provision for loan losses	2,271,322	1,919,007
Amortization and accretion of securities	93,942	15,067
Writedowns of foreclosed assets	71,700	43,121
Stock compensation expense	47,309	79,663
Deferred taxes	—	(96,294)
Net gain on sale of securities available-for-sale	(226,319)	(710,592)
Net loss on sale of foreclosed assets	95,881	92,167
Gain on sale of premises and equipment	(9,000)	—
Decrease in income taxes payable	—	(93,328)
(Increase) decrease in interest receivable	(128,311)	499,783
Increase in interest payable	109,012	16,650
Net other operating activities	945,481	(360,641)

Net cash provided by operating activities	2,132,580	724,220

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(52,556,250)	7,041,414
Purchases of securities available for sale	(13,204,254)	(17,137,895)
Proceeds from maturities of securities available for sale	1,440,843	1,710,592
Proceeds from sales of securities available for sale	8,615,617	34,761,480
Purchases of restricted equity securities	—	(246,900)
Decrease in federal funds sold	—	(14,749,000)
Net decrease in loans	10,566,913	10,587,337
Purchase of premises and equipment	(18,327)	(677,722)
Proceeds from sale of foreclosed assets	1,596,770	1,571,068
Proceeds from sale of premises and equipment	9,000	—
Additions to other real estate owned	(29,112)	(43,864)

Net cash provided by (used in) investing activities	(43,578,800)	22,816,510

FINANCING ACTIVITIES
Net increase in deposits	39,390,664	10,856,514
Net repayments of other borrowings	—	(16,750,000)
Proceeds from exercise of stock options	—	115,586

Net cash provided by financing activities	39,390,664	(5,777,900)

Net increase (decrease) in cash and due from banks	(2,055,556)	17,762,830

Cash and due from banks, beginning of period	15,752,900	8,858,796

Cash and due from banks, end of period	$13,697,344	$26,621,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$3,439,517	$5,819,511
Income taxes	$—	$—

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$222,266	$593,300
Loans transferred to foreclosed assets	$7,627,659	$7,260,481
Treasury stock acquired in collection of loan	$29,015	$—
See notes to consolidated financial statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
     Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
NOTE 2. REGULATORY OVERSIGHT, CAPITAL ADEQUACY AND MANAGEMENT’S PLANS
     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s 2009 financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, a substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans in addressing the issues that raise substantial doubt regarding the Company’s ability to continue as a going concern are as follows:
     As more fully described in Note 15, Regulatory Matters, in the footnotes to the Company’s Form 10-K for the year ended December 31, 2009, the Bank is currently operating under heightened regulatory scrutiny and is subject to certain requirements and restrictions including but not limited to:
•	Achieving and maintaining a minimum Tier 1 Leverage Ratio of 8%; and

•	Planning for the scheduled reduction of certain “classified assets”; and

•	No cash dividends may be paid without prior regulatory approval.
     As of March 31, 2010 and during the subsequent period prior to the issuance of this report, we were not in compliance with regulatory capital requirements defined for our Bank. Our failure to comply with this requirement will likely result in further action by our banking regulators such as the issuance of a formal written agreement (i.e. Consent Order). Management and the Board of Directors are working on plans to improve our capital ratios and to further reduce the level of classified assets, and are also considering various strategic alternatives.
     As of March 31, 2010, the Company was considered “undercapitalized,” not “well-capitalized” under regulatory guidelines. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators including, but not limited to, entry into a formal written agreement. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner; it could have a material adverse effect on the Company’s business, results of operations and financial position.
NOTE 3. EARNINGS (LOSSES) PER SHARE
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

	Three Months Ended
	March 31,
	2010	2009
Basic earnings (losses) per share:
Weighted average common shares outstanding	13,993,233	12,508,802

Net income (loss)	$(1,580,276)	$(1,175,889)

Basic earnings (losses) per share	$(0.11)	$(0.09)

Diluted earnings (losses) per share:
Weighted average common shares outstanding	13,993,233	12,508,802

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	—

Total weighted average common shares and common stock equivalents outstanding	13,993,233	12,508,802

Net income (loss)	$(1,580,276)	$(1,175,889)

Diluted earnings (losses) per share	$(0.11)	$(0.09)

     Potential common shares of 1,428,625 and 671,765 for the three months ended March 31, 2010 and 2009, respectively, were anti-dilutive and not included in the computation of diluted earnings per share.
NOTE 4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for the level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effect of adopting this new guidance did not have any material effect on the Company’s operating results or financial condition.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
NOTE 5. FAIR VALUE DISCLOSURES
Determination of Fair Value
     The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures guidance, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
     The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
Fair Value Hierarchy
     In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
     Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
     Level 2 — Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
     Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
     Cash and cash equivalents and interest-bearing deposits in banks: The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.
     Securities Available for Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
     Restricted equity securities: The carrying value of restricted equity securities with no readily determinable fair value approximates fair value.
     Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

     Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
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
     Assets measured at fair value on a recurring basis are summarized below:

		(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
March 31, 2010
Available for sale securities	$—	$48,163	$—	$48,163

Total assets at fair value	$—	$48,163	$—	$48,163

December 31, 2009
Available for sale securities	$—	$44,955	$—	$44,955

Total assets at fair value	$—	$44,955	$—	$44,955

     Assets measured at fair value on a nonrecurring basis are summarized below:

		(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
March 31, 2010
Impaired loans	$—	$22,953	$22,652	$(1,534)
Foreclosed assets	—	5,950	13,461	(72)

Total	$—	$28,903	$36,113	$(1,606)

December 31, 2009
Impaired loans	$—	$24,665	$24,452	$(19,256)
Foreclosed assets	—	5,165	8,575	(1,251)

Total	$—	$29,830	$33,027	$(20,507)

     In accordance with the provisions of the loan impairment guidance, individual loans with a carrying amount of $47,139,260 were written down to their fair value of $45,605,239 resulting in an impairment charge of $1,534,021 which was included in earnings for the period. Write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to reflect management’s estimates of changes in economic conditions.

     The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars In Thousands)
Financial Assets:
Cash and cash equivalents	$134,801	$134,801	$84,300	$84,300
Securities available-for-sale	48,163	48,163	44,955	44,955
Restricted equity securities	2,694	2,694	2,694	2,694
Loans, net	579,090	577,455	599,334	596,516
Accrued interest receivable	3,058	3,058	3,104	3,104

Financial Liabilities:
Deposits	$774,180	$778,946	$734,789	$739,833
Other borrowings	22,000	21,707	22,000	21,243
Accrued interest payable	641	641	532	532
NOTE 5. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and fair value of securities available-for-sale with gross unrealized gains and losses are summarized on the following page:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010:
U.S. Government-sponsored Enterprises (GSEs)	$1,500,000	$7,031	$—	$1,507,031
Mortgage-backed securities GSE residential	38,769,745	76,869	(246,652)	38,599,962
State, county and municipals	5,944,437	6,573	(313,115)	5,637,895
Corporate securities	2,540,249	—	(121,919)	2,418,330

	$48,754,431	$90,473	$(681,686)	$48,163,218

December 31, 2009:
U.S. Government-sponsored Enterprises (GSEs)	$1,500,000	$—	$(16,406)	$1,483,594
Mortgage-backed securities GSE residential	35,043,311	215,528	(294,669)	34,964,170
State, county and municipals	6,389,224	18,909	(309,052)	6,099,081
Corporate securities	2,541,724	—	(133,222)	2,408,502

	$45,474,259	$234,437	$(753,349)	$44,955,347

     Securities with a carrying value of $11,853,945 and $7,760,242 as of March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Temporarily Impaired Securities
     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises (GSEs)	$—	$—	$—	$—	$—	$—
Mortgage-backed securities GSE residential	26,918,628	(246,652)	—	—	26,918,628	(246,652)
State, county and municipals	542,651	(14,821)	2,433,139	(298,294)	2,975,790	(313,115)
Corporate securities	930,000	(70,000)	1,488,330	(51,919)	2,418,330	(121,919)

Total temporarily impaired securities	$28,391,279	$(331,473)	$3,921,469	$(350,213)	$32,312,748	$(681,686)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises (GSEs)	$1,483,594	$(16,406)	$—	$—	$1,483,594	$(16,406)
Mortgage-backed securities GSE residential	24,022,030	(294,669)	—	—	24,022,030	(294,669)
State, county and municipals	1,236,523	(22,342)	2,445,005	(286,710)	3,681,528	(309,052)
Corporate securities	930,000	(70,000)	1,478,502	(63,222)	2,408,502	(133,222)

Total temporarily impaired securities	$27,672,147	$(403,417)	$3,923,507	$(349,932)	$31,595,654	$(753,349)

     The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity are shown on the following page. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
After ten years	$9,984,686	$9,563,256
Mortgage-backed securities	38,769,745	38,599,962

	$48,754,431	$48,163,218

     The gross gains and losses realized by the Company from sales of available-for-sale securities for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended
	March 31,
	2010	2009

Gross gains	$226,319	$710,592
Gross losses	—	—

Net realized gains	$226,319	$710,592

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
     We experienced a net loss for the three months ended March 31, 2010 of $1,580,276, or $0.11 per share. This compares to a net loss of $1,175,889 for the first quarter of 2009, or $0.09 per share. The net loss for the first quarter of 2009 was mitigated by an income tax benefit of $727,656. Due to our recent significant losses, we will not be able to record any further tax benefits until we can show that it is more likely than not that we will realize such benefits.
     Our first quarter results reflect continued weak economic conditions, although we believe that the trend of asset deterioration has slowed considerably when compared to the pace of decline that we experienced during the last half of 2009. Our provision for loan losses was $2.3 million for the three months ended March 31, 2010, compared to $1.9 million for the corresponding period in 2009. Net charge-offs for the first quarter of 2010 totaled $1.8 million compared to $1.4 million for the first quarter of 2009. Nonperforming assets of $64.3 million were 7.75% of total assets at March 31, 2010, compared to 7.88% at December 31, 2009 and 4.86% at March 31, 2009. Our allowance for loan losses was $13.3 million at March 31, 2010, or 2.25% of total loans, compared to $12.9 million at December 31, 2009, or 2.10% of total loans.
     On a positive note, we continue to experience improvements in our net interest margin, which was 3.01% for the three months ended March 31, 2010 compared to 2.32% for the corresponding period in 2009. Our net interest income, even after increased provisions, increased from $2.5 million for the first quarter of 2009 to $3.4 million for the first quarter of 2010. Non-interest income dropped from $1.6 million for the first quarter of 2009 to $1.0 million for the first quarter of 2010 due largely to a decline in mortgage origination income and lower gains on sales of securities. Other expenses were relatively stable from the first quarter of 2009 to the first quarter of 2010. Over the last year management has focused on the reduction or elimination of any “non-essential” expenses such as directors’ fees, social club dues, marketing and certain employee related expenses. As part of that effort, management eliminated 34 positions and reduced salaries for several executive positions. The savings achieved from this effort, however, have been offset by increased expenses relating to foreclosed assets and higher levels of FDIC insurance premiums.
     Total assets increased from $792 million at December 31, 2009 to $831 million at March 31, 2010. The increase was primarily attributable to an increase of approximately $48 million in cash and cash equivalents, funded largely by an increase in deposits, which offset a marginal decline in loans. This change in the composition of our balance sheet reflects management’s intent to increase liquidity in light of the Bank’s undercapitalized regulatory status, which among other things prohibits the Bank from accepting, renewing or rolling over brokered deposits without a regulatory waiver and also restricts the level of interest rates that the Bank may pay on deposits. We intend to maintain a high level of liquidity until the economies in the communities we serve stabilize and our capital position improves.
Critical Accounting Policies
     The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate and fair value of financial instruments are particularly significant to us and subject to change. Information concerning our accounting policies with respect to these items is available in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on April 15, 2010.
Liquidity and Capital Resources
     Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income (loss). If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $11.9 million at March 31, 2010 as compared to $7.8 million at December 31, 2009. Cash and due from banks and interest-bearing deposits in banks may also be utilized to meet liquidity needs. Due to our undercapitalized status, we are unable to accept, rollover, or renew any brokered deposits. The Company has $31.9 million of brokered deposits maturing in the next twelve months and as these brokered deposits mature it could create a strain on liquidity. We are also currently prohibited from paying yields for deposits in excess of 75 basis points above a published national average rate for deposits of comparable maturity unless the FDIC permits the use of a higher local market rate. Banks in the state of Georgia are currently deemed by the FDIC to be in a high interest rate market. As a result we are allowed to analyze the average interest rate in each of our markets and are limited to offering rates no more than 75 basis points above this average. This analysis occurs on a weekly basis and the FDIC may at anytime revoke their high rate designation for any or all of our markets. Such rate restrictions could negatively impact our ability to attract or maintain deposits and therefore may negatively affect our liquidity. Based on current and expected liquidity needs and sources, however, management expects to be able to meet obligations at least for the foreseeable future.
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios and required minimums at March 31, 2010 are shown below. Because of our recent deterioration and risk exposure, our regulators expect us to maintain capital ratios substantially above the regulatory minimums.

		Tier 1	Total
	Tier 1	Risk-	Risk-
	Leverage	based	based
Minimum regulatory requirement	4.00%	4.00%	8.00%
Minimum regulatory requirement for well capitalized status	5.00%	6.00%	10.00%

Actual ratios at March 31, 2010
FGBC Bancshares, Inc.	4.05%	5.60%	6.86%
First Georgia Banking Company	4.04%	5.57%	6.84%
     As of March 31, 2010, the Company and the Bank were undercapitalized, primarily due to the net loss recorded for the year ended December 31, 2009. As a result, we are prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits. In addition, as an undercapitalized Bank we will be required to comply with additional operating restrictions, including having to submit a plan to restore the Bank to an acceptable capital category. Failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. Our total capital also has an important effect on the amount of FDIC insurance premiums paid as institutions considered undercapitalized are subject to higher rates for FDIC insurance. These matters are a major focus of the attention and efforts of the Board of Directors and management. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. Please see “Supervision and Regulation – Capital Adequacy” within Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 for a more complete discussion of regulatory capital requirements.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2010
(Dollars in Thousands)
Commitments to extend credit	$34,343
Letters of credit	913

$35,256

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

Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Cash and due from banks	$13,698	$15,753
Interest-bearing deposits in banks	121,104	68,547
Securities, available-for-sale	48,163	44,955
Restricted equity securities, at cost	2,694	2,694
Loans, net	579,090	599,334
Premises and equipment	36,622	37,046
Foreclosed assets	19,412	13,741
Accrued interest receivable	3,058	2,930
Other assets	6,724	7,201

	$830,565	$792,201

Deposits	$774,180	$734,789
Other borrowings	22,000	22,000
Accrued interest payable	641	532
Other liabilities	973	502
Stockholders’ equity	32,771	34,378

	$830,565	$792,201

     Our total assets increased by $38,364,129, or 4.8%, to $830,564,736 for the first three months of 2010 as compared to December 31, 2009, which is due primarily to an increase of $50,500,694 in cash and interest-bearing deposits in banks, $5,670,966 in foreclosed assets and $3,207,871 in securities available-for-sale combined with a decrease in net loans of $20,243,628. These changes reflect management’s intent to increase liquidity due to our undercapitalized regulatory status and shrink the loan portfolio. Changes to premises and equipment, accrued interest receivable and other assets were not significant for these same periods.
     For the first three months of 2010 as compared to December 31, 2009, total liabilities increased by $39,970,938, or 5.27%, primarily due to a $32,027,995 increase in interest-bearing deposits and a $7,362,669 increase in non-interest bearing deposits. The balance in FHLB borrowed funds did not change from December 31, 2009 and changes to other liabilities and accrued interest payable were not significant. Stockholders’ equity decreased by $1,606,809 due to a $1,580,276 loss for the first three months of 2010, an increase in other comprehensive loss of $44,826, treasury stock of $29,015 and an increase to common stock of $47,309 as we recognized stock compensation expense.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
     The following is a summary of our operations for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Interest income	$9,096	$10,247
Interest expense	(3,440)	(5,819)

Net interest income	5,656	4,428
Provision for loan losses	(2,271)	(1,919)
Other income	991	1,573
Other expense	(5,956)	(5,986)

Pretax loss	(1,580)	(1,904)
Income tax benefit	—	(728)

Net loss	$(1,580)	$(1,176)

     Our net interest income for the three months ended March 31, 2010 was $5,656,868, which is an increase of $1,228,791, or 27.8%, as compared to the same period for 2009. Between the fourth quarter of 2007 and the first quarter of 2009 we experienced compression in our net interest margin due to a falling interest rate environment and stiff competition for deposits. Since the first quarter of 2009, however, we have seen improvement in our net interest margin, due to a combination of our loan yields increasing and deposits repricing to lower rates. Our quarterly net interest margins for the last two years are as follows:

Net interest
Period	margin
March, 2010	3.01%
December, 2009	2.88%
September, 2009	2.83%
June, 2009	2.61%
March, 2009	2.32%
December, 2008	2.88%
September, 2008	3.08%
June, 2008	3.17%
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
     We determine the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans plus loans classified substandard, but not impaired and (2) impaired loans. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: 1-4 family residential construction, other construction, farmland, 1-4 residential — revolving, 1-4 residential — 1st liens, 1-4 residential – Jr. liens, multifamily, owner-occupied non-farm non-residential, other non-farm non-residential, commercial and industrial, consumer installment, and other. A percentage allocation is also assigned to the loans classified as substandard and doubtful that are not impaired or are under $200,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below. Because of the deterioration in the economy and real estate markets over the past several years, we use a two-year internal trending analysis in calculating our general reserve, versus the three-year internal and peer-based averages we had relied on in the past. Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay. For example, because of the recent increase in the level of our non-performing loans and general decline in real estate values we have increased the qualitative economic and environmental factors in our satisfactory and past due loan calculation.
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
     The general reserve estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses. The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. We regularly monitor trends with respect to non-accrual, restructured and potential problems loans. We have been in the current economic cycle for an extended period thus allowing for current negative environmental factors and market-driven trends inherent in the economy to be reflected in our historical net charge off ratio. In management’s opinion, the loan loss allowance is considered adequate at March 31, 2010.
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

	March 31, 2010		December 31, 2009
		Percentage of loans		Percentage of loans
	Amount	in each category	Amount	in each category
	(Dollars in Thousands)
Commercial and industrial	$1,474	7.41%	$1,281	7.19%
Real estate — construction	4,919	23.54%	4,700	24.13%
Real estate — mortgage	6,498	65.83%	6,460	65.11%
Installment loans to individuals	437	3.22%	438	3.57%

	$13,328	100%	$12,879	100%

     Information with respect to non-accrual, past due and restructured loans at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans
Commercial and industrial	$3,727	$3,690
Real estate — construction	16,841	17,003
Real estate — mortgage	23,986	27,734
Installment loans to individual	366	293

Total non-accrual loans	$44,920	$48,720
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower
Commercial and industrial	$137	$89
Real estate — construction	—	—
Real estate — mortgage	159	464
Installment loans to individual	—	—

Total restructured loans	$552	$553
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (potential problem loans)
Commercial and industrial	$—	$—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individual	—	—

Total potential problem loans	$—	$—
Interest income that would have been recorded on non-accrual loans under original terms	$554
Interest income that was recorded on non-accrual loans	201

Reduction in interest income	$353

     The economic downturn, and particularly the weak real estate markets, have led to increased delinquencies and charge-offs. The weakened real estate market affects several segments of borrowers: 1) builders and acquisition / development customers who are not able to sell their inventory and thus cannot generate cash flow to make loan payments; 2) owners of commercial property who are unable to lease or rent their properties and thus suffer from a lack of cash flow and 3) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. Current economic forecasts indicate a weak recovery for 2010 thus no substantial improvement in non-accrual, past due and potential problem loans is expected for the foreseeable future.
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
     At March 31, 2010, we had $44,919,889 of non-accrual loans, which is a decrease of $3,800,488 from December 31, 2009. The decrease is primarily the result of loans being charged-off or collateral related to these loans being foreclosed upon and moving into other real estate. This process caused the level of our non-accrual real estate — mortgage and real estate – construction loans to decrease by approximately $3.8 million and $163,000, respectively, while our installment and commercial and industrial loans increased by $73,000 and $37,000 respectively during the first three months of 2010. At March 31, 2010, no accrued interest on non-accrual loans had been recognized.

     Our non-accrual loans by geographic market are shown in the following table as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Dalton	$11,930	$13,775
Bremen	7,735	8,050
Carrollton	7,666	8,553
Villa Rica	7,331	7,399
Other (8 markets)	10,258	10,943

Total	$44,920	48,720

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
     Information regarding certain loans and allowance for loan loss data through March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Average amount of loans outstanding	$604,332	$676,446

Balance of allowance for loan losses at beginning of period	$12,879	$11,013

Loans charged off
Commercial and industrial	(98)	(105)
Real estate — construction	(270)	(797)
Real estate — mortgage	(1,364)	(409)
Installment loans to individuals	(149)	(149)

	(1,881)	(1,460)

Loans recovered
Commercial and industrial	5	1
Real estate — construction	17	5
Real estate — mortgage	5	2
Installment loans to individuals	32	5

	59	13

Net charge-offs	(1,822)	(1,447)

Additions to allowance charged to operating expense during period	2,271	1,919

Balance of allowance for loan losses at end of period	$13,328	$11,485

Ratio of net loans charged off during the period to average loans outstanding	.30%	.21%

Foreclosed Assets
     The following table summarizes the composition of our foreclosed assets as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Raw land	$7,513	$6,618
Subdivision lots	2,506	1,794
1-4 family residential	5,863	4,560
Multifamily	1,679	—
Commercial real estate	1,340	704
Farmland	481	—
Other repossessed assets	30	65

Total	$19,412	$13,741

     The following table summarizes the geographic distribution of our foreclosed assets as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Villa Rica	$6,446	$5,885
Dalton	4,860	1,395
Carrollton	3,684	2,248
Jefferson	1,596	1,524
Other (8 markets)	2,826	2,689

Total	$19,412	$13,741

     At December 31, 2009 we had foreclosed assets of $13,740,602. In 2010 we transferred $7,627,659 of loans into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the three months ended March 31, 2010). We had $29,112 of additional expense to complete pieces of real estate and wrote-down the carrying value by $71,700. We subsequently sold for cash $1,596,770 and internally financed $222,266 of these assets incurring $95,881 of loss on sale, as noted in the other expenses section of the Consolidated Statement of Operations. We continue to hold foreclosed assets valued at $19,411,568. Our Carrollton and Villa Rica (Carroll County), Jefferson (Jackson County), and Dalton (Whitfield County), Georgia markets account for $16,584,923, or 85.4% of our foreclosed assets. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. In determining the carrying amount at March 31, 2010 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is slowing. Based on our assumptions, we believe that the carrying value of our foreclosed assets at March 31, 2010 is reasonable. However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Other Income and Expenses
     Other income decreased by $582,757 (or 37%) for the three months ended March 31, 2010 as compared to the same period in 2009. We had a $484,273 (or 68%) decrease in the net gain on sale of securities available-for-sale for the first three months of 2010 as compared to the same period in 2009. We experienced a $196,141 (or 60.35%) decrease in mortgage origination fees as compared to the same period in 2009 due to a continued decline in applications. Our other operating income modestly increased by $49,713 (or 62.77%) during the first three months of 2010 when compared to the corresponding period in 2009 primarily from rental income on our foreclosed assets. We had a slight increase of $38,944 (or 8.5%) in service charges on deposit accounts compared to the same period in 2009 mostly due to an increase in debit card fee income. For the first three months of 2010 as compared to the same period in 2009 we had a $9,000 increase in the net gain on sale of premises and equipment.
     Other expenses decreased by $29,550 (or .50%) for the three months ended March 31, 2010 as compared to the same period in 2009. Several categories of expenses showed appreciable decreases while other areas experienced noticeable increases as compared to the same period in the preceding year. Areas which had decreases include salaries and employee benefits which decreased $698,289 (or 22.21%), other operating expenses which decreased by $164,399 (or 12.63%), equipment and occupancy expenses which decreased by a $73,140 (or 8.74%) and net loss on sale of foreclosed assets which had a small increase of $3,714 (or 4.03%). The decrease in salaries and employee benefits expenses is due to three reduction-

in-force plans which eliminated 34 positions across the company and reduced salaries for several other positions towards the end of 2008 and in 2009. The number of full-time equivalent employees further decreased from 167 at December 31, 2009 to 158 on March 31, 2010. Our other operating expenses and equipment and occupancy expenses have also decreased as management has aggressively worked to eliminate all “non-essential” expenses during this continuing difficult economic period.
     In contrast to the above noted decreases, we saw several areas move the opposite direction such as FDIC insurance premiums, which increased by $427,317 (or 91.35%) for the three months ended March 31, 2010 as compared to the same period in 2009. This increase is mainly due to the large number of unaffiliated FDIC insurance depository institution failures and the corresponding increase in assessments along with an increase in the rates specific to our institution’s risk profile. Foreclosed asset expenses also increased by $403,547 (or 282.3%) for the three months ended March 31, 2010 as compared to 2009. This category includes items such as property taxes, legal and utility expenses that we incur to gain possession and maintain our foreclosed properties.
     For the three months ending March 31, 2010 we recorded no income tax expense or benefit as compared to a $727,656 tax benefit for the same period in 2009. During the third and fourth quarter of 2009, due to our significant losses, management was unable to conclude that Bank would generate sufficient net income in the near term to realize the full value of our deferred tax assets. Therefore, as of December 31, 2009 we had established a $16.3 million deferred tax asset valuation allowance. At March 31, 2010 our deferred tax asset valuation allowance balance was $16.5 million. Any further losses will not have an associated tax benefit until we can show that it is more likely than not that we will realize those tax benefits.

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
     The table that follows summarizes our interest sensitive assets and liabilities as of March 31, 2010. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity. Certificates of deposit are presented according to contractual maturity.

Analysis of Interest Sensitivity
As of March 31, 2010
(Dollars in Thousands)

	0 – 3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	121,104	—	—	121,104
Securities	—	—	48,163	48,163
Restricted equity securities	2,694	—	—	2,694
Federal funds sold	—	—	—	—
Loans (1)	155,498	127,191	264,896	547,585

Total interest-earning assets	279,296	127,191	313,059	719,546

Interest-bearing liabilities:
Interest-bearing demand deposits	89,357	—	—	89,357
Savings and money markets	158,199	—	—	158,199
Time deposits	94,715	270,085	116,797	481,597
Federal Home loan Bank borrowings	—	—	22,000	22,000

Total interest-bearing liabilities	342,271	270,085	138,797	751,153

Interest rate sensitivity gap	(62,975)	(142,894)	174,262	(31,607)

Cumulative interest rate sensitivity gap	(62,975)	(205,869)	(31,607)

Interest rate sensitivity gap ratio	.82	0.47	2.26

Cumulative interest rate sensitivity gap ratio	.82	0.66	0.96

(1)	Excludes non-accrual loans totaling approximately $44,920,000 and deferred fees of approximately $84,000.
     At March 31, 2010 our cumulative one-year interest rate sensitivity gap ratio was .66. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest-bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

Item 4.	Controls and Procedures
     Our management carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.

Item 1A.	Risk Factors
     None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Other Information
     None.

Item 5.	Exhibits
The following exhibits are included with this report:
31.1	Certificate of Interim CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Interim CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: May 14, 2010	/s/ W. Brett Morgan
W. Brett Morgan
Interim Principal Executive Officer

Date: May 14, 2010	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer