Form 10-Q
period 2010-06-30
FGBC Bancshares, Inc.
filed 2010-08-13
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Yes ☐ No ☑
There were 13,993,233 shares of common stock outstanding as of July 1, 2010.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and due from banks	$17,942,048	$15,752,900
Interest-bearing deposits in banks	112,878,227	68,547,359
Federal funds sold	—	—
Securities available-for-sale, at fair value	48,276,601	44,955,347
Restricted equity securities, at cost	2,694,000	2,694,000

Loans	560,300,984	612,213,063
Less allowance for loan losses	14,180,964	12,879,081

Loans, net	546,120,020	599,333,982

Premises and equipment	36,215,523	37,045,578
Foreclosed assets	30,012,263	13,740,602
Accrued interest receivable	2,672,585	2,929,608
Other assets	4,719,540	7,201,231

Total assets	$801,530,807	$792,200,607

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$46,473,926	$37,663,983
Interest-bearing	702,837,398	697,125,137

Total deposits	749,311,324	734,789,120
Other borrowings	22,000,000	22,000,000
Accrued interest payable	570,159	531,655
Other liabilities	858,050	502,237

Total liabilities	772,739,533	757,823,012

Stockholders’ equity
Preferred stock, par value $0; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0; 100,000,000 shares authorized; 13,993,233 shares issued and outstanding	77,535,569	77,440,952
Accumulated deficit	(48,684,798)	(42,741,631)
Accumulated other comprehensive income (loss)	93,543	(321,726)
Treasury stock, 66,251 shares	(153,040)	—

Total stockholders’ equity	28,791,274	34,377,595

Total liabilities and stockholders’ equity	$801,530,807	$792,200,607

See notes to consolidated financial statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$8,323,704	$9,399,340	$16,896,284	$18,816,636
Taxable securities	388,681	452,922	762,308	1,076,069
Nontaxable securities	55,496	141,693	118,943	288,702
Federal funds sold	35,401	2,805	35,401	13,831
Other interest income	65,882	46,021	152,613	94,716

Total interest income	8,869,164	10,042,781	17,965,549	20,289,954

Interest expense:
Deposits	3,268,581	4,759,980	6,593,492	10,142,879
Other borrowings	115,880	1,567	230,486	437,764

Total interest expense	3,384,461	4,761,547	6,823,978	10,580,643

Net interest income	5,484,703	5,281,234	11,141,571	9,709,311
Provision for loan losses	4,348,173	4,332,170	6,619,495	6,251,177

Net interest income after provision for loan losses	1,136,530	949,064	4,522,076	3,458,134

Other income:
Service charges on deposit accounts	528,406	534,232	1,025,891	992,771
Mortgage origination fees	220,425	311,597	349,269	636,583
Net gain on sale of securities available for sale	145,623	10,739	371,941	721,331
Net gain on sale of premises and equipment	10,340	—	19,340	—
Other operating income	135,236	65,599	264,152	144,802

Total other income	1,040,030	922,167	2,030,593	2,495,487

Other expenses:
Salaries and employee benefits	2,382,165	2,882,676	4,828,353	6,027,152
Equipment and occupancy expenses	739,880	849,244	1,503,896	1,686,401
Net loss on sale of foreclosed assets	186,461	199,489	282,343	291,656
Write down on foreclosed assets	580,785	557,247	652,484	557,247
Foreclosed asset expenses	632,640	444,525	1,179,135	587,474
FDIC insurance premiums	719,259	700,445	1,614,348	1,168,217
Other operating expenses	1,298,261	1,322,909	2,435,277	2,624,323

Total other expenses	6,539,451	6,956,535	12,495,836	12,942,470

Loss before income taxes	(4,362,891)	(5,085,304)	(5,943,167)	(6,988,849)

Income tax benefit	—	(1,929,562)	—	(2,657,218)

Net loss	(4,362,891)	(3,155,742)	(5,943,167)	(4,331,631)

Basic losses per share	$(0.31)	$(0.25)	$(0.42)	$(0.35)

Diluted losses per share	$(0.31)	$(0.25)	$(0.42)	$(0.35)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(4,362,891)	$(3,155,742)	$(5,943,167)	$(4,331,631)

Other comprehensive income (loss):
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $0 and $4,081 for (three months) and $0 and $274,106 for (six months)	(145,623)	(6,658)	(371,941)	(447,225)

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit of $0 and $178,980 for (three months) and $0 and $155,222 for (six months)	605,718	(292,021)	787,210	(253,258)

Other comprehensive income (loss)	460,095	(298,679)	415,269	(700,483)

Comprehensive income (loss)	$(3,902,796)	$(3,454,421)	$(5,527,898)	$(5,032,114)

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(5,943,167)	$(4,331,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	864,868	984,437
Provision for loan losses	6,619,495	6,251,177
Amortization and accretion of securities	166,407	84,392
Writedowns of foreclosed assets	652,484	557,247
Stock compensation expense	94,617	155,884
Deferred taxes	—	1,012,421
Net gain on sale of securities available-for-sale	(370,326)	(721,331)
Net loss on sale of foreclosed assets	348,074	339,710
Gain on sale of premises and equipment	(19,340)	—
Decrease in income taxes payable	—	(1,684,597)
Decrease in interest receivable	257,023	228,873
Increase (decrease) in interest payable	38,504	(263,106)
Net other operating activities	2,837,504	710,302

Net cash provided by operating activities	5,195,916	3,323,778

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(44,033,398)	6,746,697
Purchases of securities available for sale	(29,618,741)	(24,151,260)
Proceeds from maturities of securities available for sale	2,396,014	11,007,608
Proceeds from sales of securities available for sale	24,717,848	35,832,302
Purchases of restricted equity securities	—	(640,600)
Decrease in federal funds sold	—	722,000
Net decrease in loans	25,515,802	17,896,905
Purchase of premises and equipment	(34,813)	(959,672)
Proceeds from sale of foreclosed assets	3,839,944	3,433,500
Proceeds from sale of premises and equipment	19,340	—
Additions to other real estate owned	(33,498)	(133,548)

Net cash provided by (used in) investing activities	(17,231,502)	49,753,932

FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,522,204	(34,502,752)
Net proceeds from other borrowings	—	10,250,000
Proceeds from sale of common stock	—	1,721,531
Proceeds from exercise of stock options	—	142,013
Purchase of fractional shares of common stock	—	—

Net cash provided by (used in) financing activities	14,522,204	(22,389,208)

Net increase in cash and due from banks	2,486,618	30,688,502

Cash and due from banks, beginning of period	15,752,900	8,858,796

Cash and due from banks, end of period	$18,239,518	$39,547,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$6,785,473	$10,861,286
Income taxes	$—	$—

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$915,088	$1,522,002
Loans transferred to foreclosed assets	$21,993,753	$13,817,509
Treasury stock acquired in collection of loan	$153,041	$—
See notes to consolidated financial statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
          Operating results for the three and six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
NOTE 2. REGULATORY OVERSIGHT, CAPITAL ADEQUACY AND MANAGEMENT’S PLANS
          The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s recent financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, a substantial doubt exists regarding the Company’s ability to continue as a going concern.
          Effective August 11, 2010 the Bank entered into a Stipulation and Consent Agreement with the Georgia Department of Banking and Financing (the “DBF”), and acknowledged by the FDIC, agreeing to the issuance of a Consent Order (the “Order”). Our future viability is subject to our ability to successfully operate under the terms of the Order, which requires the Bank to take a number of affirmative steps including, among other things, achieving and maintaining a tier 1 capital to total assets ratio of at least 8.0%. In order to comply with these regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size. There is no guarantee that sufficient capital will be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish our regulatory capital needs. In such event, we may be subject to increased regulatory enforcement actions and operating restrictions.
          As of June 30, 2010, the Company was considered “undercapitalized,” under regulatory guidelines. In light of the requirement to improve the capital ratios of the Bank and further reduce the level of classified assets, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic losses per share:
Weighted average common shares outstanding	13,993,233	12,533,357	13,993,233	12,521,148

Net loss	$(4,362,891)	$(3,155,742)	$(5,822,413)	$(4,331,631)

Basic losses per share	$(0.31)	$(0.25)	$(0.42)	$(0.35)

Diluted losses per share:
Weighted average common shares outstanding	13,993,233	12,533,357	13,993,233	12,521,148

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	—	—	—

Total weighted average common shares and common stock equivalents outstanding	13,993,233	12,533,357	13,993,233	12,521,148

Net loss	$(4,362,891)	$(3,155,742)	$(5,822,413)	$(4,331,631)

Diluted losses per share	$(0.31)	$(0.25)	$(0.42)	$(0.35)

          Potential common shares of 1,428,625 and 1,428,625 for the three and six- months ended June 30, 2010 and 2009, respectively, were anti-dilutive and not included in the computation of diluted earnings per share.
NOTE 4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
          On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures will be included in the Company’s notes to the consolidated financial statements beginning in the fourth quarter of 2010.
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

          Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
          Assets measured at fair value on a recurring basis are summarized below:

		(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value

Available for sale securities	$—	$48,277	$—	$48,277

Total assets at fair value	$—	$48,277	$—	$48,277

December 31, 2009

Available for sale securities	$—	$44,955	$—	$44,955

Total assets at fair value	$—	$44,955	$—	$44,955

          Assets measured at fair value on a nonrecurring basis are summarized below:

		(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)

Impaired loans	$—	$21,799	$18,267	$(2,551)
Foreclosed assets	—	12,471	17,501	(652)

Total	$—	$34,270	$35,768	$(3,203)

December 31, 2009

Impaired loans	$—	$24,665	$24,452	$(19,256)
Foreclosed assets	—	5,165	8,575	(1,251)

Total	$—	$29,830	$33,027	$(20,507)

          In accordance with the provisions of the loan impairment guidance, individual loans with a carrying amount of $40,544,740 were written down to their fair value of $37,993,313 resulting in an impairment charge of $2,551,427 which was included in earnings for the period. Write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to reflect management’s estimates of changes in economic conditions.
          The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars In Thousands)
Financial Assets:
Cash and cash equivalents	$130,820	$130,820	$84,300	$84,300
Securities available-for-sale	48,277	48,277	44,955	44,955
Restricted equity securities	2,694	2,694	2,694	2,694
Loans, net	546,120	544,794	599,334	596,516
Accrued interest receivable	2,673	2,673	3,104	3,104

Financial Liabilities:
Deposits	$749,311	$753,484	$734,789	$739,833
Other borrowings	22,000	22,145	22,000	21,243
Accrued interest payable	570	570	532	532
NOTE 5. SECURITIES AVAILABLE-FOR-SALE
          The amortized cost and fair value of securities available-for-sale with gross unrealized gains and losses are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
U.S. Government-sponsored Enterprises (GSEs)	$14,795,058	$104,269	$—	$14,899,327
Mortgage-backed securities GSE residential	25,625,250	319,586	—	25,944,836
State, county and municipals	5,224,004	8,568	(246,229)	4,986,343
Corporate securities	2,538,746	—	(92,651)	2,446,095

	$48,183,058	$432,423	$(338,880)	$48,276,601

December 31, 2009:
U.S. Government-sponsored Enterprises (GSEs)	$1,500,000	$—	$(16,406)	$1,483,594
Mortgage-backed securities GSE residential	35,043,311	215,528	(294,669)	34,964,170
State, county and municipals	6,389,224	18,909	(309,052)	6,099,081
Corporate securities	2,541,724	—	(133,222)	2,408,502

	$45,474,259	$234,437	$(753,349)	$44,955,347

          Securities with a carrying value of $10,554,028 and $7,760,242 as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities
          The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	$—	$—	$—	$—
Mortgage-backed securities GSE residential	—	—	—	—	—	—
State, county and municipals	1,027,547	(12,285)	1,998,849	(233,944)	3,026,396	(246,229)
Corporate securities	1,516,095	(22,651)	930,000	(70,000)	2,446,095	(92,651)

Total temporarily impaired securities	$2,543,642	$(34,936)	$2,928,849	$(303,944)	$5,472,491	$(338,880)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair		Fair	Unrealized
	Value	Losses	Value	Unrealized Losses	Value	Losses
Description of Securities
U.S. Government-sponsored enterprises (GSEs)	$1,483,594	$(16,406)	$—	$—	$1,483,594	$(16,406)
Mortgage-backed securities GSE residential	24,022,030	(294,669)	—	—	24,022,030	(294,669)
State, county and municipals	1,236,523	(22,342)	2,445,005	(286,710)	3,681,528	(309,052)
Corporate securities	930,000	(70,000)	1,478,502	(63,222)	2,408,502	(133,222)

Total temporarily impaired securities	$27,672,147	$(403,417)	$3,923,507	$(349,932)	$31,595,654	$(753,349)

          The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity are shown on the following page. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Five to Ten Years	$7,550,000	$7,600,456
After ten years	15,007,808	14,731,309
Mortgage-backed securities	25,625,250	25,944,836

	$48,183,058	$48,276,601

          The gross gains and losses realized by the Company from sales of available-for-sale securities for the three and six-months ended June 30, 2010 and 2009, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross gains realized	$145,623	$10,739	$371,942	$721,331
Gross losses realized	—	—	—	—

Net realized gains	$145,623	$10,739	$371,942	$721,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Overview
          We experienced a net loss for the six-months ended June 30, 2010 of $5,943,167, or $0.42 per share. This compares to a net loss of $4,331,631 for the second quarter of 2009, or $0.35 per share. The net loss for the first six months of 2009 was mitigated by an income tax benefit of $2,657,218. Due to our recent significant losses, we will not be able to record any further tax benefits unless and until we can show that it is more likely than not that we will realize such benefits.
          Our net loss for the three months ended June 30, 2010 was $4.4 million, or $0.31 per share, compared to a net loss of $3.2 million, or $0.25 per share, for the three months ended June 30, 2009. Our second quarter results reflect continued weak economic conditions, although we believe that the pace of asset deterioration has slowed considerably when compared to the pace of decline that we experienced during the last half of 2009.
          Our provision for loan losses was $6.6 million for the six months ended June 30, 2010, compared to $6.3 million for the corresponding period in 2009. Net charge-offs for the first six months quarter of 2010 totaled $5.3 million compared to $6.4 million for the first six months of 2009. Nonperforming assets of $66.2 million were 8.26% of total assets at June 30, 2010, compared to 7.88% at December 31, 2009 and 4.62% at June 30, 2009. Our allowance for loan losses was $14.2 million at June 30, 2010, or 2.53% of total loans, compared to $12.9 million at December 31, 2009, or 2.10% of total loans.
          Our net interest margin was 2.96% for the six months ended June 30, 2010 compared to 2.61% for the corresponding period in 2009. Our net interest income, even after increased provisions, increased from $3.5 million for the first six months of 2009 to $4.5 million for the first six months of 2010. Non-interest income dropped from $2.5 million for the first six months of 2009 to $2.0 million for the first six months of 2010 due largely to a decline in mortgage origination income and lower gains on sales of securities. Other expenses were relatively stable from the first six months of 2009 to the first six months of 2010. Over the last year management has focused on the reduction or elimination of any “non-essential” expenses such as directors’ fees, social club dues, marketing and certain employee related expenses. As part of that effort, management eliminated 34 positions and reduced salaries for several executive positions. The savings achieved from this effort, however, have been offset by increased expenses relating to foreclosed assets and higher levels of FDIC insurance premiums. Our recent loses ad resulting declines in capital were primary contributors to our entry into a Consent Order with our regulators, effective August 11, 2010 (see “Consent Order” under Item 5 in Part II to this report).
          Total assets increased from $792 million at December 31, 2009 to $801 million at June 30, 2010. The increase was primarily attributable to an increase of approximately $46 million in cash and cash equivalents, funded largely by an increase in deposits, which offset a marginal decline in loans. This change in the composition of our balance sheet reflects management’s intent to increase liquidity in light of the Bank’s undercapitalized regulatory status, which among other things prohibits the Bank from accepting, renewing or rolling over brokered deposits without a regulatory waiver and also restricts the level of interest rates that the Bank may pay on deposits. We intend to maintain a high level of liquidity until the economies in the communities we serve stabilize and our capital position improves.
          We believe that our most significant challenges over the foreseeable future are to improve our capital position, which has been decreased significantly over the last year due to our losses, and to maintain liquidity. As of June 30, 2010 the Bank’s tier one leverage ratio stood at 3.51%, down from 7.71% at June 30, 2009 and 4.29% at December 31, 2009. Our viability depends in large part upon our ability to reverse the trend on declining capital and otherwise comply with our regulatory requirements. Accordingly, we are actively exploring all strategic options to improve our capital, including the potential sale of equity securities.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income (loss). If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $10.6 million at June 30, 2010 as compared to $7.8 million at December 31, 2009. Cash and due from banks and interest-bearing deposits in banks may also be utilized to meet liquidity needs. Due to our undercapitalized status, we are unable to accept, rollover, or renew any brokered deposits. The Company has $36.5 million of brokered deposits maturing in the next twelve months and as these brokered deposits mature it could create a strain on liquidity. We are also currently prohibited from paying yields for deposits in excess of 75 basis points above a published national average rate for deposits of comparable maturity unless the FDIC permits the use of a higher local market rate. Banks in the state of Georgia are currently deemed by the FDIC to be in a high interest rate market. As a result we are allowed to analyze the average interest rate in each of our markets and are limited to offering rates no more than 75 basis points above this average. This analysis occurs on a weekly basis and the FDIC may at anytime revoke their high rate designation for any or all of our markets. Such rate restrictions could negatively impact our ability to attract or maintain deposits and therefore may negatively affect our liquidity. Based on current and expected liquidity needs and sources, however, management expects to be able to meet obligations at least for the foreseeable future.
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios at June 30, 2010 and the required minimums (including the requirements under the Bank’s consent order) are shown below.

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum regulatory requirement	4.00%	4.00%	8.00%
Minimum regulatory requirement for well capitalized status	5.00%	6.00%	10.00%
Minimum regulatory requirement under consent order	8.00%	6.00%	10.00%

Actual ratios at June 30, 2010
FGBC Bancshares, Inc.	3.50%	5.09%	6.35%
First Georgia Banking Company	3.51%	5.10%	6.36%
     As of June 30, 2010, the Company and the Bank were undercapitalized, primarily due to the net loss recorded for the year ended December 31, 2009 and for the first six months of 2010. As a result, we are prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits. In addition, as an undercapitalized Bank we are required to comply with additional operating restrictions, including having to submit a plan to restore the Bank to an acceptable capital category. Failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. Our total capital also has an important effect on the amount of FDIC insurance premiums paid as institutions considered undercapitalized are subject to higher rates for FDIC insurance. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. These matters are a major focus of the attention and efforts of the Board of Directors and management. Please see “Supervision and Regulation — Capital Adequacy” within Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 for a more complete discussion of regulatory capital requirements.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2010
(Dollars in Thousands)
Commitments to extend credit	$26,519
Letters of credit	868

$27,387

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Cash and due from banks	$17,942	$15,753
Interest-bearing deposits in banks	112,878	68,547
Securities, available-for-sale	48,277	44,955
Restricted equity securities, at cost	2,694	2,694
Loans, net	546,120	599,334
Premises and equipment	36,216	37,046
Foreclosed assets	30,012	13,741
Accrued interest receivable	2,673	2,930
Other assets	4,719	7,201

	$801,531	$792,201

Deposits	$749,312	$734,789
Other borrowings	22,000	22,000
Accrued interest payable	570	532
Other liabilities	858	502
Stockholders’ equity	28,791	34,378

	$801,531	$792,201

     Our total assets increased by $9,330,200, or 1.18%, to $801,530,807 for the first six months of 2010 as compared to December 31, 2009, which is due primarily to an increase of $46,520,016 in cash and interest-bearing deposits in banks, $16,271,661 in foreclosed assets and $3,321,254 in securities available-for-sale combined with a decrease in net loans of $53,213,962. These changes reflect management’s intent to increase liquidity due to our undercapitalized regulatory status and shrink the loan portfolio. Changes to premises and equipment, accrued interest receivable and other assets were not significant for these same periods.
     For the first six months of 2010 as compared to December 31, 2009, total liabilities increased by $14,916,521, or 1.97%, primarily due to a $5,712,260 increase in interest-bearing deposits and a $8,809,943 increase in non-interest bearing deposits. The balance in FHLB borrowed funds did not change from December 31, 2009 and changes to other liabilities and accrued interest payable were not significant. Stockholders’ equity decreased by $5,586,321 due to a $5,943,167 loss for the first six months of 2010, an increase in other comprehensive gain of $415,269, treasury stock of $153,041 and an increase to common stock of $94,617 as we recognized stock compensation expense.
Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
     The following is a summary of our operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Interest income	$8,869	$10,043	$17,965	$20,290
Interest expense	(3,384)	(4,762)	(6,824)	(10,581)

Net interest income	5,485	5,281	11,141	9,709
Provision for loan losses	(4,348)	(4,332)	(6,619)	(6,251)
Other income	1,040	922	2,031	2,495
Other expense	(6,540)	(6,957)	(12,496)	(12,942)

Pretax income (loss)	(4,363)	(5,086)	(5,943)	(6,989)
Income tax expense (benefit)	—	(1,930)	—	(2,657)

Net income (loss)	$(4,363)	$(3,156)	$(5,943)	$(4,332)

     Our net interest income for the six months ended June 30, 2010 was $11,141,571, which is an increase of $1,432,260, or 14.75%, as compared to the same period for 2009. Between the fourth quarter of 2007 and the first quarter of 2009 we experienced compression in our net interest margin due to a falling interest rate environment and stiff competition for deposits. Since the first quarter of 2009, however, we have seen general improvement in our net interest margin, due to a combination of our loan yields increasing and deposits repricing to lower rates. Our quarterly net interest margins for the last two years are as follows:

Period	Net interest margin
June, 2010	2.96%
March, 2010	3.01%
December, 2009	2.88%
September, 2009	2.83%
June, 2009	2.61%
March, 2009	2.32%
December, 2008	2.88%
September, 2008	3.08%
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
     We determine the allowance for loan loss by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans plus loans classified substandard, but not impaired and (2) impaired loans. For purposes of evaluation, satisfactory and past due loans are further segmented into the following categories: 1-4 family residential construction, other construction, farmland, 1-4 residential - revolving, 1-4 residential — 1st liens, 1-4 residential — Jr. liens, multifamily, owner-occupied non-farm non-residential, other non-farm non-residential, commercial and industrial, consumer installment, and other. A percentage allocation is also assigned to the loans classified as substandard and doubtful that are not impaired or are under $200,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below. Because of the deterioration in the economy and real estate markets over the past several years, we use a two-year internal trending analysis in calculating our general reserve, versus the three-year internal and peer-based averages we had relied on in the past. Loan loss reserves are calculated primarily based upon this historical loss experience by segment and adjusted for qualitative factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in levels of non-performing loans, significant shifts in real estate values, changes in levels of collateralization, trends in staff lending experience and turnover, loan concentrations and current economic conditions that may affect the borrower’s ability to pay.
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
     Generally, for collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. During our most recent regulatory examination, we had appraisals prepared and reviewed on a large number of our residential and commercial collateral-dependent loans. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes. The estimated costs to sell the subject property, if any, are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.
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
     The general reserve estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses. The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. We regularly monitor trends with respect to non-accrual, restructured and potential problems loans. We have been in the current economic cycle for an extended period thus allowing for current negative environmental factors and market-driven trends inherent in the economy to be reflected in our historical net charge off ratio. In management’s opinion, the loan loss allowance is considered adequate at June 30, 2010.
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

	June 30, 2010		December 31, 2009
		Percentage of loans		Percentage of loans
	Amount	in each category	Amount	in each category
	(Dollars in Thousands)
Commercial and industrial	$1,301	7.06%	$1,281	7.19%
Real estate — construction	5,026	22.54%	4,700	24.13%
Real estate — mortgage	7,398	66.79%	6,460	65.11%
Installment loans to individuals	456	3.61%	438	3.57%

	$14,181	100%	$12,879	100%

     Information with respect to non-accrual, past due and restructured loans at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans
Commercial and industrial	$3,603	$3,690
Real estate — construction	11,118	17,003
Real estate — mortgage	20,898	27,734
Installment loans to individual	599	293

Total non-accrual loans	$36,218	$48,720

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower
Commercial and industrial	$—	$89
Real estate — construction	—	—
Real estate — mortgage	—	464
Installment loans to individual	—	—

Total restructured loans	$—	$553

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (potential problem loans)
Commercial and industrial	$—	$—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individual	—	—

Total potential problem loans	$—	$—

Interest income that would have been recorded on non-accrual loans under original terms	$1,278
Interest income that was recorded on non-accrual loans	388

Reduction in interest income	$890

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
     At June 30, 2010, we had $36,217,700 of non-accrual loans, which is a decrease of $12,502,677 from December 31, 2009. The decrease is primarily the result of loans being charged-off or collateral related to these loans being foreclosed upon and moving into other real estate. Our level of foreclosed assets increased from $13.7 million at December 31, 2009 to $30.0 million at June 30, 2010. This process caused the level of our non-accrual real estate — mortgage and real estate — construction loans to decrease by approximately $6.8 million and $5.8 million, respectively, while our non-accrual installment loans increased by $306,000 during the first six months of 2010. Non-accrual commercial and industrial loans also decreased by $87,000. At June 30, 2010, no accrued interest on non-accrual loans had been recognized.
     Our non-accrual loans by geographic market are shown in the following table as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Bremen	$9,784	$8,050
Carrollton	8,630	8,553
Villa Rica	4,653	7,399
Dalton	4,386	13,775
Other (8 markets)	8,765	10,943

Total	$36,218	48,720

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
     Restructured loans are loans for which the terms have been negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. All such loans are now in non-accrual status.
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

Information regarding certain loans and allowance for loan
loss data through June 30, 2010 and 2009 is as follows:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Average amount of loans outstanding	$593,149	$666,254

Balance of allowance for loan losses at beginning of period	$12,879	$11,013

Loans charged off
Commercial and industrial	(94)	(383)
Real estate — construction	(1,371)	(3,395)
Real estate — mortgage	(3,848)	(2,380)
Installment loans to individuals	(272)	(311)

	(5,585)	(6,469)

Loans recovered
Commercial and industrial	35	5
Real estate — construction	97	5
Real estate — mortgage	96	2
Installment loans to individuals	40	12

	268	24

Net charge-offs	(5,317)	(6,445)

Additions to allowance charged to operating expense during period	6,619	6,251

Balance of allowance for loan losses at end of period	$14,181	$10,819

Ratio of net loans charged off during the period to average loans outstanding	.90%	.97%

Foreclosed Assets
     The following table summarizes the composition of our foreclosed assets as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Raw land	$11,360	$6,618
1-4 family residential	7,685	4,560
Subdivision lots	5,177	1,794
Commercial real estate	2,757	704
Multifamily	2,512	—
Farmland	481	—
Other repossessed assets	40	65

Total	$30,012	$13,741

     The following table summarizes the geographic distribution of our foreclosed assets as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Dalton	$11,207	$1,395
Villa Rica	7,682	5,885
Carrollton	4,159	2,248
Jefferson	2,959	1,524
Other (8 markets)	4,005	2,689

Total	$30,012	$13,741

     At December 31, 2009 we had foreclosed assets of $13,740,602. In 2010 we transferred $21,993,753 of loans into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the six months ended June 30, 2010). We had $33,498 of additional expense to complete pieces of real estate and wrote-down the carrying value by $652,484. We subsequently sold for cash $3,839,944 and internally financed $915,088 of these assets incurring $348,074 of gain on sale, as noted in the other expenses section of the Consolidated Statement of Operations.

We continue to hold foreclosed assets valued at $30,012,262. Our Carrollton and Villa Rica (Carroll County), Jefferson (Jackson County), and Dalton (Whitfield County), Georgia markets account for $26,007,597, or 86.66% of our foreclosed assets. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. In determining the carrying amount at June 30, 2010 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is slowing. Based on our assumptions, we believe that the carrying value of our foreclosed assets at June 30, 2010 is reasonable. However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Other Income and Expenses
     Other income decreased by $464,894 (or 18.63%) for the six months ended June 30, 2010 as compared to the same period in 2009. We had a $349,390 (or 48.44%) decrease in the net gain on sale of securities available-for-sale for the first six months of 2010 as compared to the same period in 2009. We experienced a $287,314 (or 45.13%) decrease in mortgage origination fees as compared to the same period in 2009 due to a continued decline in applications. Our other operating income increased by $119,350 (or 82.42%) during the first six months of 2010 when compared to the corresponding period in 2009 primarily from rental income on our foreclosed assets. We had a slight increase of $33,120 (or 3.34%) in service charges on deposit accounts compared to the same period in 2009 mostly due to an increase in debit card fee income. For the first six months of 2010 as compared to the same period in 2009 we had a $19,340 increase in the net gain on sale of premises and equipment.
     Other expenses decreased by $446,634 (or 3.45%) for the six months ended June 30, 2010 as compared to the same period in 2009. Several categories of expenses showed appreciable decreases while other areas experienced noticeable increases as compared to the same period in the preceding year. Areas which had decreases include salaries and employee benefits which decreased $1,198,799 (or 19.89%), other operating expenses which decreased by $189,046 (or 7.20%), equipment and occupancy expenses which decreased by a $182,505 (or 10.82%) and net loss on sale of foreclosed assets which had a small decrease of $9,313 (or 3.19%). The decrease in salaries and employee benefits expenses is due to three reduction-in-force plans which eliminated 34 positions across the company and reduced salaries for several other positions towards the end of 2008 and in 2009. The number of full-time equivalent employees further decreased from 167 at December 31, 2009 to 158 on June 30, 2010. Our other operating expenses and equipment and occupancy expenses have also decreased as management has aggressively worked to eliminate all “non-essential” expenses during this continuing difficult economic period.
     In contrast to the above noted decreases, we saw several areas move the opposite direction such as FDIC insurance premiums, which increased by $446,131 (or 38.19%) for the six months ended June 30, 2010 as compared to the same period in 2009. This increase is mainly due to the large number of unaffiliated FDIC insurance depository institution failures and the corresponding increase in assessments along with an increase in the rates specific to our institution’s risk profile. Foreclosed asset expenses also increased by $591,661 (or 100.71%) for the six months ended June 30, 2010 as compared to 2009. This category includes items such as property taxes, legal and utility expenses that we incur to gain possession and maintain our foreclosed properties.
     For the six months ending June 30, 2010 we recorded no income tax expense or benefit as compared to a $2,657,218 tax benefit for the same period in 2009. During the third and fourth quarter of 2009, due to our significant losses, management was unable to conclude that Bank would generate sufficient net income in the near term to realize the full value of our deferred tax assets. Therefore, as of December 31, 2009 we had established a $16.3 million deferred tax asset valuation allowance. At June 30, 2010 our deferred tax asset valuation allowance balance was $17.0 million. Any further losses will not have an associated tax benefit unless and until we can show that it is more likely than not that we will realize those tax benefits.
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
     The table that follows summarizes our interest sensitive assets and liabilities as of June 30, 2010. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of June 30, 2010
(Dollars in Thousands)

	0-3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	112,878	—	—	112,878
Securities	—	—	48,277	48,277
Restricted equity securities	2,694	—	—	2,694
Federal funds sold	—	—	—	—
Loans (1)	74,213	163,365	286,431	524,009

Total interest-earning assets	189,785	163,365	334,708	687,858

Interest-bearing liabilities:
Interest-bearing demand deposits	70,820	—	—	70,820
Savings and money markets	148,450	—	—	148,450
Time deposits	96,861	298,033	88,673	483,567
Federal Home loan Bank borrowings	—	—	22,000	22,000

Total interest-bearing liabilities	316,131	298,033	110,673	724,837

Interest rate sensitivity gap	(126,346)	(134,668)	224,035	(36,979)

Cumulative interest rate sensitivity gap	(126,346)	(261,014)	(36,979)

Interest rate sensitivity gap ratio	0.60	0.55	3.02

Cumulative interest rate sensitivity gap ratio	0.60	0.58	0.95

(1)	Excludes non-accrual loans totaling approximately $36,217,000 and deferred fees of approximately $75,000.

     At June 30, 2010 our cumulative one-year interest rate sensitivity gap ratio was .58. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest-bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

Item 4.	Controls and Procedures
     Our management carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation that is incidental to our business.

Item 1A.	Risk Factors
     The Company’s business involves a high degree of risk. The following paragraph updates the risk factors as previously disclosed in Item 1A. to Part I to the Company’s Form 10-K filed with the SEC on April 15, 2010 (the “10-K”). The risk factor set forth below should be read together with the risk factors set forth in the 10-K, which are incorporated herein by reference.
     The Bank is currently operating under a consent order and may be unable to meet all of the steps required to be taken under the order. The failure to do so could result in further regulatory action and operating restrictions and could threaten the viability of the Bank.
     Effective August 11, 2010 the Bank entered into a Stipulation and Consent Agreement with the Georgia Department of Banking and Financing (the “DBF”), and acknowledged by the FDIC, agreeing to the issuance of a Consent Order (the “Order”). Our future viability is subject to our ability to successfully operate under the terms of the Order, which requires the Bank to take a number of affirmative steps including, among other things, achieving and maintaining a tier 1 capital to total assets ratio of at least 8.0%. In order to comply with these regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size. There is no guarantee that sufficient capital will be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish our regulatory capital needs. In such event, we may be subject to increased regulatory enforcement actions and operating restrictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Appointment of W. Brett Morgan as Permanent CEO
     On August 9, 2010 the Company and the Bank each appointed W. Brett Morgan as permanent Chief Executive Officer. Mr. Morgan joined the Bank as the Senior Lending Officer in March 2008 and became EVP/Chief Credit Officer in October 2008. On March 19, 2010 Mr. Morgan was appointed interim CEO of the Company and the Bank. Before joining the Bank Mr. Morgan served for 33 years in various capacities for Regions Bank, including as City President over the Dothan and Enterprise, Alabama markets from 2000 through the end of 2007. Mr. Morgan’s annual base salary, which was increased to $185,000 effective on January 1, 2010, was not changed in connection with his appointment as permanent CEO and no other changes to his compensation package have been determined.
Consent Order
     Effective August 11, 2010, the Bank voluntarily entered into an agreement with the Georgia Department of Banking and Finance (the “DBF”) agreeing to the issuance of a consent order (the “Order”). The Order, which was acknowledged by the FDIC, stems from the findings of a joint regulatory examination of the Bank conducted by the DBF and the FDIC based on the Bank’s condition as of September 30, 2009. The Order does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of business, internet banking, and ATM usage are unaffected, and our deposits remain insured to the highest limits set by the FDIC. Furthermore, no fines or penalties were imposed as a part of the Order.
     The Order requires the Bank to implement a number of measures. For example, the Bank must: have increased participation from its Board; develop a written analysis and assessment of the Bank’s management and staffing needs; charge off all assets classified as “loss” and 50% of all assets classified as “doubtful” on the most recent report of examination and on any future report of examination; eliminate or substantially reduce certain other problem assets within established timeframes; submit to the DBF and FDIC specific plans for reducing and/or improving adversely classified assets that exceed $350,000; restrict additional credit to borrowers that have or have had problem loans at the Bank; implement an independent loan review program that provides for a periodic review of the Bank’s loan portfolio and the identification and categorization of problem credits; maintain an adequate allowance for loan losses; adopt and implement a policy, consistent with regulatory guidance, limiting the use of loan interest reserves; submit a capital plan that calls for the Bank to achieve and maintain a tier 1 capital level equal to or exceeding 8% of total assets and a total risk-based capital ratio equal to or exceeding 10% (the risk-based capital ratio is a percentage of total risk-weighted assets); adopt and implement a written plan to provide effective guidance, monitoring, and control over the Bank’s commercial real estate lending portfolio; review and revise, as appropriate, the Bank’s written liquidity policy; formulate and implement a written plan and comprehensive budget for all categories of income and expense for each calendar year; eliminate and/or correct all violations of law and regulation as well as any contraventions of policy which are set out in the report of examination; and limit asset growth to no more than 10% per year without prior regulatory approval.
     The Bank is also restricted from paying cash dividends or bonuses and from accepting, renewing or rolling over brokered deposits without prior regulatory approval. In addition, the Bank may not make material changes in its business plan or pay director fees without prior regulatory approval.
     Since the time of the exam the Bank has undertaken various initiatives designed to address the operational challenges that the Bank faces, including the weaknesses identified during the exam. A number of the measures required by the Order have already been taken. The Bank’s Board of Directors is committed to full compliance with the remaining provisions of the Order.

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

FGBC BANCSHARES, INC.
Date: August 13, 2010	/s/ W. Brett Morgan
W. Brett Morgan
Principal Executive Officer

Date: August 13, 2010	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer