Form 10-Q
period 2010-09-30
FGBC Bancshares, Inc.
filed 2010-11-15
CIK 1360581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2010

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
Yes ☐     No ☑
There were 13,926,982 shares of common stock outstanding as of November 1, 2010.

INDEX

Page
Part I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION	26

Item 6. Exhibits	26
EX-10.1
EX-31.1
EX-31.2
EX-32

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
The forward-looking statements that we make in this Report, as well as other statements that are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. These risks and uncertainties include, among other things, the risks and uncertainties described in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010, and in Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010, as well as the following factors:
•	our ability to meet the conditions outlined in the Consent Order imposed on our bank subsidiary;

•	difficult market conditions and economic trends;

•	our concentration in real estate loans;

•	increased carrying costs and the probability of additional impairment charges associated with foreclosed assets;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	competition from other financial institutions and financial service providers;

•	increasing FDIC insurance premiums brought on by systemic industry deterioration in conjunction with higher risk ratings assigned to our bank;

•	recently enacted financial regulations that could have a negative impact on us.
The foregoing list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and due from banks	$15,180,842	$15,752,900
Interest-bearing deposits in banks	135,047,722	68,547,359
Securities available-for-sale, at fair value	49,972,435	44,955,347
Restricted equity securities, at cost	2,500,900	2,694,000

Loans	539,404,715	612,213,063
Less allowance for loan losses	13,814,540	12,879,081

Loans, net	525,590,175	599,333,982

Premises and equipment	35,805,795	37,045,578
Foreclosed assets	31,313,508	13,740,602
Accrued interest receivable	2,823,098	2,929,608
Other assets	3,852,758	7,201,231

Total assets	$802,087,233	$792,200,607

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$50,676,315	$37,663,983
Interest-bearing	702,516,253	697,125,137

Total deposits	753,192,568	734,789,120
Other borrowings	22,000,000	22,000,000
Accrued interest payable	537,020	531,655
Other liabilities	683,753	502,237

Total liabilities	776,413,341	757,823,012

Stockholders’ equity
Preferred stock, par value $0; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0; 100,000,000 shares authorized; 13,926,982 and 13,993,233 shares issued and outstanding, respectively	77,582,877	77,440,952
Accumulated deficit	(52,039,480)	(42,741,631)
Accumulated other comprehensive income (loss)	196,746	(321,726)
Treasury stock, 66,251 shares	(66,251)	—

Total stockholders’ equity	25,673,892	34,377,595

Total liabilities and stockholders’ equity	$802,087,233	$792,200,607

See notes to consolidated financial statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$8,061,197	$9,205,976	$24,957,481	$28,022,612
Taxable securities	395,343	415,401	1,157,650	1,491,470
Nontaxable securities	53,382	139,889	172,325	428,591
Federal funds sold	21,605	5,990	57,006	19,821
Other interest income	75,553	58,539	228,166	153,255

Total interest income	8,607,080	9,825,795	26,572,628	30,115,749

Interest expense:
Deposits	3,071,299	3,936,107	9,664,790	14,078,986
Other borrowings	117,153	11,015	347,639	448,779

Total interest expense	3,188,452	3,947,122	10,012,429	14,527,765

Net interest income	5,418,628	5,878,673	16,560,199	15,587,984
Provision for loan losses	1,463,964	11,796,831	8,083,459	18,048,008

Net interest income (expense) after provision for loan losses	3,954,664	(5,918,158)	8,476,740	(2,460,024)

Other income:
Service charges on deposit accounts	561,312	538,105	1,587,203	1,530,876
Mortgage origination fees	267,886	212,108	617,155	848,691
Net gain on sale of securities available for sale	48,535	1,896	420,476	723,227
Net gain on sale (loss) of premises and equipment	(605)	—	18,735	—
Other operating income	157,069	62,206	421,221	207,008

Total other income	1,034,197	814,315	3,064,790	3,309,802

Other expenses:
Salaries and employee benefits	2,359,980	2,785,035	7,188,333	8,812,187
Equipment and occupancy expenses	752,623	846,834	2,256,520	2,533,235
Net loss on sale of foreclosed assets	383,732	474,261	666,074	813,873
Write down on foreclosed assets	1,978,374	549,613	2,630,858	1,106,859
Foreclosed asset expenses	591,828	822,634	1,770,964	1,410,107
FDIC insurance premiums	867,785	445,409	2,482,132	1,613,626
Other operating expenses	1,409,222	1,365,445	3,844,498	3,941,814

Total other expenses	8,343,544	7,289,231	20,839,379	20,231,701

Loss before income taxes	(3,354,683)	(12,393,074)	(9,297,849)	(19,381,923)

Income tax benefit	—	(2,068,347)	—	(4,725,565)
Net loss	(3,354,683)	(10,324,727)	(9,297,849)	(14,656,358)

Basic losses per share	$(0.24)	$(0.76)	$(0.67)	$(1.14)

Diluted losses per share	$(0.24)	$(0.76)	$(0.67)	$(1.14)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(3,354,683)	$(10,324,727)	$(9,297,849)	$(14,656,358)

Other comprehensive income (loss):
Reclassification adjustment for net gains on sales of securities included in net income, net of tax of $0 and $720 for (three months) and $0 and $274,826 for (nine months)	(48,535)	(1,175)	(420,476)	(448,401)

Net unrealized holding gains on securities available for sale arising during period, net of tax benefit of $0 and $890,196 for (three months) and $0 and $734,974 for (nine months)	179,211	1,452,424	938,947	1,199,167

Other comprehensive income (loss)	130,676	1,451,249	518,471	750,766

Comprehensive income	$(3,224,007)	$(8,873,478)	$(8,779,378)	$13,905,592

See Notes to Consolidated Financial Statements.

FGBC BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(9,297,849)	$(14,656,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,285,564	1,463,020
Provision for loan losses	8,083,459	18,048,008
Amortization and accretion of securities	222,249	142,593
Writedowns of foreclosed assets	2,630,858	1,106,859
Stock compensation expense	141,925	232,107
Deferred taxes	—	(3,715,298)
Net gain on sale of securities available-for-sale	(420,476)	(723,227)
Net loss on sale of foreclosed assets	666,074	813,873
Gain on sale of premises and equipment	(18,735)	—
Decrease in income taxes payable	—	857,613
Decrease in interest receivable	106,510	489,177
Increase (decrease) in interest payable	5,366	(364,803)
Net other operating activities	3,282,039	387,022

Net cash provided by operating activities	6,686,984	4,080,586

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(66,500,363)	(20,643,675)
Purchases of securities available for sale	(40,716,354)	(28,253,010)
Proceeds from maturities of securities available for sale	9,465,585	14,567,298
Proceeds from sales of securities available for sale	27,147,567	38,286,770
Redemptions (purchases) of restricted equity securities	193,100	(640,600)
Decrease in federal funds sold	—	722,000
Net decrease in loans	38,723,264	17,198,676
Purchase of premises and equipment	(46,385)	(1,082,537)
Proceeds from sale of foreclosed assets	6,144,625	6,870,083
Proceeds from sale of premises and equipment	19,340	—
Additions to other real estate owned	(92,869)	(170,798)

Net cash provided by (used in) investing activities	(25,662,490)	26,854,207

FINANCING ACTIVITIES
Net increase (decrease) in deposits	18,403,448	(19,469,968)
Net proceeds from other borrowings	—	(12,750,000)
Proceeds from sale of common stock	—	5,056,667
Proceeds from exercise of stock options	—	142,013

Net cash provided by (used in) financing activities	18,403,448	(27,021,288)

Net increase in cash and due from banks	(572,058)	3,913,505

Cash and due from banks, beginning of period	15,752,900	8,858,796

Cash and due from banks, end of period	$15,180,842	$12,772,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$10,007,064	$14,545,691
Income taxes	$—	$—

NONCASH TRANSACTIONS
Financed sales of foreclosed assets	$1,845,671	$4,331,163
Loans transferred to foreclosed assets	$28,782,755	$21,624,657
Treasury stock acquired in collection of loan	$66,251	$—
See notes to consolidated financial statements.

FGBC BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
     Operating results for the three and nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
     Effective August 11, 2010 the Company’s bank subsidiary First Georgia Banking Company (the “Bank”) entered into a Stipulation and Consent Agreement with the Georgia Department of Banking and Financing (the “DBF”), and acknowledged by the FDIC, agreeing to the issuance of a Consent Order (the “Order”). Our future viability is subject to the Bank’s ability to successfully operate under the terms of the Order, which requires the Bank to take a number of affirmative steps including, among other things, achieving and maintaining a tier 1 capital to total assets ratio of at least 8.0%. In order to comply with these regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size. There is no guarantee that sufficient capital will be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish our regulatory capital needs. In such event, we may be subject to increased regulatory enforcement actions and operating restrictions.
     As of September 30, 2010, the Company was considered “undercapitalized,” under regulatory guidelines. In light of the requirement to improve the capital ratios of the Bank and further reduce the level of classified assets, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.

NOTE 3. LOSSES PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic losses per share:
Weighted average common shares outstanding	13,948,585	13,575,392	13,978,187	12,876,424

Net loss	$(3,354,683)	$(10,324,727)	$(9,297,849)	$(14,656,358)

Basic losses per share	$(0.24)	$(0.76)	$(0.67)	$(1.14)

Diluted losses per share:
Weighted average common shares outstanding	13,948,585	13,575,392	13,978,187	12,876,873

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	—	—	—

Total weighted average common shares and common stock equivalents outstanding	13,948,585	13,575,392	13,978,187	12,876,424

Net loss	$(3,354,683)	$(10,324,727)	$(9,297,849)	$(14,656,358)

Diluted losses per share	$(0.24)	$(0.76)	$(0.67)	$(1.14)

     Potential common shares of 1,173,208 and 1,309,066 for the three and nine- months ended September 30, 2010 and 2009, respectively, were anti-dilutive and not included in the computation of diluted earnings per share.
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
     Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

     Assets measured at fair value on a recurring basis are summarized below:

	(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value
Available for sale securities	$—	$49,972	$—	$49,972

Total assets at fair value	$—	$49,972	$—	$49,972

December 31, 2009
Available for sale securities	$—	$44,955	$—	$44,955

Total assets at fair value	$—	$44,955	$—	$44,955

     Assets measured at fair value on a nonrecurring basis are summarized below:

	(Dollars In Thousands)
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Impaired loans	$—	$26,698	$15,925	$(1,457)
Foreclosed assets	—	10,100	21,176	(2,482)

Total	$—	$36,798	$37,101	$(3,939)

December 31, 2009
Impaired loans	$—	$24,665	$24,452	$(19,256)
Foreclosed assets	—	5,165	8,575	(1,251)

Total	$—	$29,830	$33,027	$(20,507)

     In accordance with the provisions of the loan impairment guidance, individual loans with a carrying amount of $44,080,867 were written down to their fair value of $42,623,438 resulting in an impairment charge of $1,457,429 which was included in earnings for the period. Write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to reflect management’s estimates of changes in economic conditions.
     The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars In Thousands)
Financial Assets:
Cash and cash equivalents	$150,229	$150,229	$84,300	$84,300
Securities available-for-sale	49,972	49,972	44,955	44,955
Restricted equity securities	2,501	2,501	2,694	2,694
Loans, net	525,590	524,398	599,334	596,516
Accrued interest receivable	2,823	2,823	3,104	3,104

Financial Liabilities:
Deposits	$753,193	$757,279	$734,789	$739,833
Other borrowings	22,000	22,544	22,000	21,243
Accrued interest payable	537	537	532	532

NOTE 5. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and fair value of securities available-for-sale with gross unrealized gains and losses are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
U.S. Government-sponsored Enterprises (GSEs)	$9,295,142	$56,742	$—	$9,351,884
Mortgage-backed securities GSE residential	31,880,419	453,227	(62,296)	32,271,350
State, county and municipals	6,062,913	51,003	(242,870)	5,871,046
Corporate securities	2,537,216	10,939	(70,000)	2,478,155

	$49,775,690	$571,911	$(375,166)	$49,972,435

December 31, 2009:
U.S. Government-sponsored Enterprises (GSEs)	$1,500,000	$—	$(16,406)	$1,483,594
Mortgage-backed securities GSE residential	35,043,311	215,528	(294,669)	34,964,170
State, county and municipals	6,389,224	18,909	(309,052)	6,099,081
Corporate securities	2,541,724	—	(133,222)	2,408,502

	$45,474,259	$234,437	$(753,349)	$44,955,347

     Securities with a carrying value of $13,361,780 and $7,760,242 as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Temporarily Impaired Securities
     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises (GSEs)	$—	$—	$—	$—	$—	$—
Mortgage-backed securities GSE residential	9,172,625	(62,296)	—	—	9,172,625	(62,296)
State, county and municipals	1,275,631	(62,139)	2,051,754	(180,731)	3,327,385	(242,870)
Corporate securities	—	—	930,000	(70,000)	930,000	(70,000)

Total temporarily impaired securities	$10,448,256	$(124,435)	$2,981,754	$(250,731)	$13,430,010	$(375,166)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises (GSEs)	$1,483,594	$(16,406)	$—	$—	$1,483,594	$(16,406)
Mortgage-backed securities GSE residential	24,022,030	(294,669)	—	—	24,022,030	(294,669)
State, county and municipals	1,236,523	(22,342)	2,445,005	(286,710)	3,681,528	(309,052)
Corporate securities	930,000	(70,000)	1,478,502	(63,222)	2,408,502	(133,222)

Total temporarily impaired securities	$27,672,147	$(403,417)	$3,923,507	$(349,932)	$31,595,654	$(753,349)

     The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown on the following page. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Five to Ten Years	$3,550,000	$3,566,669
After ten years	14,345,271	14,134,416
Mortgage-backed securities	31,880,419	32,271,350

	$49,775,690	$49,972,435

     The gross gains and losses realized by the Company from sales of available-for-sale securities for the three and nine-months ended September 30, 2010 and 2009, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross gains realized	$50,151	$1,896	$422,092	$723,227
Gross losses realized	(1,616)	—	(1,616)	—

Net realized gains	$48,535	$1,896	$420,476	$723,227

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the cautionary statement about forward-looking statements that precedes Part I to this Report on Form 10-Q.
Overview
We experienced a net loss for the three months ended September 30, 2010 of $3.4 million, or $0.24 per share, compared to a net loss of $10.3 million, or $0.76 per share, for the corresponding period in 2009. Our net loss for the nine months ended September 30, 2010 of $9.3 million, or $0.67 per share, which compares to a net loss of $14.7 million, or $1.14 per share, for the corresponding period in 2009. Our net losses for the three and nine month periods ended September 30, 2009 were mitigated by income tax benefits of $2.1 million and $4.7 million, respectively. As a result of our recent significant losses, we will not be able to record any further tax benefits unless and until we can show that it is more likely than not that we will realize such benefits. Our recent loses and resulting declines in capital were primary contributors to our entry into a Consent Order with our regulators, effective August 11, 2010 (see “Consent Order” under Item 5 in Part II to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010).
     Our net losses, both for the third quarter and year to date, are primarily attributable to continued asset quality deterioration, especially with respect to our portfolio of nonaccrual real estate loans and foreclosed property. Net charge-offs for the nine months ended September 30, 2010 have totaled $7.1 million, which in turn triggered the need to take provision expenses of $8.1 million in order to replenish our reserve against loan losses. We have also incurred $2.6 million in write downs on foreclosed properties and $1.8 million in foreclosed asset expenses (including property taxes, environmental, maintenance and insurances expenses) during the nine months ended September 30, 2010. These expenses, coupled with the lost interest income on increased levels of non-performing assets, have been directly responsible for our net losses. As of September 30, 2010 we had $68.2 million in non-performing assets, which equaled 8.5% of total assets. This percentage was up from 7.9% at December 31, 2009 and 4.7% at September 30, 2009. We expect that the detrimental impact of our non-performing assets will continue to reduce earnings into the foreseeable future.
     Our net interest income before the provision for loan losses for the nine months ended September 30, 2010 increased $972,215, or 6.2%, from the same period in 2009. Our net interest margin was 2.97% for the nine months ended September 30, 2010 compared to 2.83% for the corresponding period in 2009. Net interest income and net interest margin have been negatively affected by elevated levels of non-performing assets and the increased amount of liquidity that we have maintained and positively impacted by declining rates on deposits. As stated above, we incurred a loan loss provision expense of $8.1 million for the nine months ended September 30, 2010, which is down from $18.0 million for the corresponding period in 2009. Our allowance for loan losses was $13.8 million at September 30, 2010, or 2.56% of total loans, compared to $12.9 million at December 31, 2009, or 2.10% of total loans.
     Non-interest income dropped from $3.3 million for the first nine months of 2009 to $3.1 million for the first nine months of 2010 due largely to a decline in mortgage origination income and lower gains on sales of securities. Non-interest expenses were relatively stable from the first nine months of 2009 to the first nine months of 2010. Over the last two years management has focused on the reduction or elimination of any “non-essential” expenses such as directors’ fees, social club dues, marketing, and certain employee related expenses. As part of that effort, management eliminated 34 positions and reduced salaries for several executive positions. The savings achieved from this effort, however, have been offset by increased expenses relating to foreclosed assets and higher levels of FDIC insurance premiums.
     Total assets increased from $792 million at December 31, 2009 to $802 million at September 30, 2010. The increase was primarily attributable to an increase of approximately $66 million in cash and cash equivalents, funded largely by an increase in deposits, which offset a decline in loans. The decline in loans, however, was partially attributable to the migration of delinquent loans into foreclosed assets. The change in the composition of our balance sheet reflects management’s intent to increase liquidity in light of the Bank’s undercapitalized regulatory status, which among other things prohibits the Bank from accepting, renewing or rolling over brokered deposits without a regulatory waiver and also restricts the level of interest rates that the Bank may pay on deposits. We intend to maintain a high level of liquidity until the economies in the communities we serve stabilize and our capital position improves.
     We believe that our most significant challenges over the foreseeable future are to improve our capital position, which has been decreased significantly over the last year due to our losses, and to maintain liquidity. As of September 30, 2010 the Bank’s tier one leverage ratio stood at 3.19%, down from 6.58% at September 30, 2009 and 4.29% at December 31, 2009. Our viability depends in large part upon our ability to reverse the trend on declining capital and otherwise comply with our regulatory requirements. Accordingly, we are actively exploring all strategic options to improve our capital, including the potential sale of equity securities.

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
Liquidity and Capital Resources
     Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income (loss). If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $13.3 million at September 30, 2010 as compared to $7.8 million at December 31, 2009. Cash and due from banks and interest-bearing deposits in banks may also be utilized to meet liquidity needs. Due to our undercapitalized status, we are unable to accept, rollover, or renew any brokered deposits. We have $35.4 million of brokered deposits maturing in the next twelve months and as these brokered deposits mature it could create a strain on liquidity. We are also currently prohibited from paying yields for deposits in excess of 75 basis points above a published national average rate for deposits of comparable maturity unless the FDIC permits the use of a higher local market rate. Banks in the state of Georgia are currently deemed by the FDIC to be in a high interest rate market. As a result we are allowed to analyze the average interest rate in each of our markets and are limited to offering rates no more than 75 basis points above this average. This analysis occurs on a weekly basis and the FDIC may at anytime revoke their high rate designation for any or all of our markets. Such rate restrictions could negatively impact our ability to attract or maintain deposits and therefore may negatively affect our liquidity. In light of these restrictions on our funding sources, we have made ongoing efforts to increase and maintain our liquidity, as evidenced by a significant increase in cash and cash equivalents during the first nine months of 2009. Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least for the foreseeable future.
     We are subject to minimum capital standards as set forth by federal bank regulatory agencies. Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our capital ratios at September 30, 2010 and the required minimums (including the requirements under the Bank’s consent order) are shown below.

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum regulatory requirement	4.00%	4.00%	8.00%
Minimum regulatory requirement for well capitalized status	5.00%	6.00%	10.00%
Minimum regulatory requirement under consent order	8.00%	6.00%	10.00%

Actual ratios at September 30, 2010
FGBC Bancshares, Inc.	3.19%	4.67%	5.94%
First Georgia Banking Company	3.19%	4.67%	5.94%
     As of September 30, 2010, the Company and the Bank were undercapitalized, primarily due to the net loss recorded for the year ended December 31, 2009 and for the first nine months of 2010. As a result, we are prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits. In addition, as an undercapitalized Bank we are required to comply with additional operating restrictions, including having to submit a plan to restore the Bank to an acceptable capital category. Failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. Our total capital also has an important effect on the amount of FDIC insurance premiums paid as institutions considered undercapitalized are subject to higher rates for FDIC insurance. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. These matters are a major focus of the attention and efforts of the Board of Directors and management. Please see “Supervision and Regulation — Capital Adequacy” within Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 for a more complete discussion of regulatory capital requirements.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2010
(Dollars in Thousands)
Commitments to extend credit	$26,707
Letters of credit	903

$27,610

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
Financial Condition
     The following is a summary of our balance sheets at the dates indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Cash and due from banks	$15,181	$15,753
Interest-bearing deposits in banks	135,048	68,547
Securities, available-for-sale	49,972	44,955
Restricted equity securities, at cost	2,501	2,694
Loans, net	525,590	599,334
Premises and equipment	35,806	37,046
Foreclosed assets	31,313	13,741
Accrued interest receivable	2,823	2,930
Other assets	3,853	7,201

	$802,087	$792,201

Deposits	$753,192	$734,789
Other borrowings	22,000	22,000
Accrued interest payable	537	532
Other liabilities	684	502
Stockholders’ equity	25,674	34,378

	$802,087	$792,201

     Our total assets increased by $9,886,626, or 1.25%, to $802,087,233 for the first nine months of 2010 as compared to December 31, 2009, which is due primarily to an increase of $66,500,363 in interest-bearing deposits in banks, $17,572,906 in foreclosed assets and $5,017,088 in securities available-for-sale combined with a decrease in net loans of $73,743,807. These changes reflect management’s intent to increase liquidity due to our undercapitalized regulatory status and shrink the loan portfolio. Changes to premises and equipment, accrued interest receivable and other assets were not significant for these same periods.
     During the first nine months of 2010, total liabilities increased by $18,590,329, or 2.45%, primarily due to a $5,391,116 increase in interest-bearing deposits and a $13,012,332 increase in non-interest bearing deposits. The balance in FHLB borrowed funds did not change from December 31, 2009 and changes to other liabilities and accrued interest payable were not significant. Stockholders’ equity decreased by $8,703,703 due to a $9,297,849 loss for the first nine months of 2010, an increase in accumulated other comprehensive income of $518,472, treasury stock of $66,251 and an increase to common stock of $141,925 as we recognized stock compensation expense.
Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
     The following is a summary of our operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Interest income	$8,607	$9,826	$26,573	$30,116
Interest expense	(3,188)	(3,947)	(10,013)	(14,528)

Net interest income	5,419	5,879	16,560	15,588
Provision for loan losses	(1,464)	(11,797)	(8,083)	(18,048)
Other income	1,034	814	3,065	3,310
Other expense	(8,344)	(7,289)	(20,839)	(20,232)

Pretax loss	(3,355)	(12,393)	(9,298)	(19,382)
Income tax benefit	—	(2,068)	—	(4,726)

Net loss	$(3,355)	$(10,325)	$(9,298)	$(14,656)

     Our net interest income for the nine months ended September 30, 2010 was $16,560,199, which is an increase of $972,215, or 6.24%, as compared to the same period for 2009. Between the fourth quarter of 2007 and the first quarter of 2009 we experienced compression in our net interest margin due to a falling interest rate environment and stiff competition for deposits. From the first quarter of 2009 until the first quarter of 2010, however, we saw general improvement in our net interest margin, due to a combination of our loan yields increasing and deposits repricing to lower rates. Since the beginning of 2010 our net interest margin has flattened as the benefits associated with lower deposit rates have been offset by higher levels of non-performing assets and increase amounts of liquidity, which reduce interest income. Our quarterly net interest margins for the last two years are as follows:

Period	Net interest margin
September, 2010	2.97%
June, 2010	2.96%
March, 2010	3.01%
December, 2009	2.88%
September, 2009	2.83%
June, 2009	2.61%
March, 2009	2.32%
December, 2008	2.88%
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
     A loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A substantial portion of our impaired loans are collateral dependent, which in the past was included in our allowance for loan losses. New appraisals continue to show declining real estate values as compared to previous levels thus we have experienced losses upon disposal of these assets. The process of updating appraisals on collateral dependent troubled debt restructurings (“TDRs”) and nonaccrual loans previously included in our calculations have confirmed losses and accelerated charge-offs into 2010 through subsequent events. Significant individual credits classified as substandard within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action, such as declining or negative earnings trends and declining or inadequate liquidity. Impaired loans with balances in excess of $200,000 are evaluated individually, while impaired loans with balances of $200,000 or less are evaluated as a group. No additional funds are committed to be advanced in connection with impaired loans.
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
     Our analysis of impaired loans and their underlying collateral values has revealed the continued deterioration in the level of property values, as well as reduced borrower ability to make regularly scheduled payments. Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes. Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust repayment sources. Within the last several months, several of our clients have reached the point where repayment sources have been exhausted.
     The general reserve estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses. The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses. The entire allowance is available to absorb losses occurring in the loan portfolio. We regularly monitor trends with respect to non-accrual, restructured and potential problems loans. At this time management feels that the charge off ratios crested in 2009 as we sought to be aggressive in identifying problem real estate loans and taking proactive action with updated appraisals and subsequent charge offs effective December 31, 2009. This is born out in the 2010 annualized charge offs which are less than one third of the 2009 levels when comparing the 12 month annualized charge offs with 2009. Management feels that this trend will continue the rest of this year as well as 2011 with continued improvement in the net charge offs. In management’s opinion, the loan loss allowance is considered adequate at September 30, 2010
     When a loan first shows signs of weakness we will, if warranted, place the loan on non-accrual status pending a more complete investigation of the underlying credit quality of the loan and its collateral. After this investigation, which may include steps such as obtaining an updated appraisal and a review of the financial condition of the guarantor(s), we will charge-off the portions of the loans that we deem uncollectible or confirmed through updated appraisals on collateral dependent loans.
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

	September 30, 2010		December 31, 2009
		Percentage		Percentage
		of loans in		of loans in
		each		each
	Amount	category	Amount	category
		(Dollars in Thousands)
Commercial and industrial	$227	6.70%	$1,281	7.19%
Real estate — construction	5,670	21.22%	4,700	24.13%
Real estate — mortgage	7,490	68.71%	6,460	65.11%
Installment loans to individuals	428	3.37%	438	3.57%

	$13,815	100%	$12,879	100%

     Information with respect to non-accrual, past due, and restructured loans at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Non-accrual loans
Commercial and industrial	$3,788	$3,690
Real estate — construction	11,990	17,003
Real estate — mortgage	20,578	27,734
Installment loans to individual	516	293

Total non-accrual loans	$36,872	$48,720

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower
Commercial and industrial	$—	$89
Real estate — construction	5,461	—
Real estate — mortgage	960	464
Installment loans to individual	—	—

Total restructured loans	$6,421	$553

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (potential problem loans)
Commercial and industrial	$—	$—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individual	—	—

Total potential problem loans	$—	$—

Interest income that would have been recorded on non-accrual loans under original terms	$1,837
Interest income that was recorded on non-accrual loans	753

Reduction in interest income	$1,084

     The economic downturn, and particularly the weak real estate markets, have led to increased delinquencies and charge-offs. The weakened real estate market affects several segments of borrowers: 1) builders and acquisition / development customers who are not able to sell their inventory and thus cannot generate cash flow to make loan payments; 2) owners of commercial property who are unable to lease or rent their properties and thus suffer from a lack of cash flow and 3) consumers who have lost equity in their residences related to foreclosures and are unable to access this liquidity source or refinance into lower rate mortgages. Increased unemployment rates in our market areas have increased our non-performing loans because borrowers no longer have the necessary cash flow to pay their loan obligations. Current economic forecasts indicate a continued weak recovery thus no substantial improvement in non-accrual, past due and potential problem loans is expected for the foreseeable future.
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
     At September 30, 2010, we had $36,871,817 of non-accrual loans, which is a decrease of $11,848,560 from December 31, 2009. The decrease is primarily the result of loans being charged-off or collateral related to these loans being foreclosed upon and moving into other real estate. Our level of foreclosed assets increased from $13.7 million at December 31, 2009 to $31.3 million at September 30, 2010. This process caused the level of our non-accrual real estate - mortgage and real estate — construction loans to decrease by approximately $7.1 million and $5.0 million, respectively, while our non-accrual installment loans increased by $223,000 during the first nine months of 2010. Non-accrual commercial and industrial loans also increased by $98,000. At September 30, 2010, no accrued interest on non-accrual loans had been recognized.
     Our non-accrual loans by geographic market are shown in the following table as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Carrollton	$10,440	$8,553
Bremen	8,687	8,050
Dalton	4,911	13,775
Villa Rica	958	7,399
Other (8 markets)	11,876	10,943

Total	$36,872	48,720

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
Information regarding certain loans and allowance for loan loss data through September 30, 2010 and 2009 is as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Average amount of loans outstanding	$578,622	$657,497

Balance of allowance for loan losses at beginning of period	$12,879	$11,013

Loans charged off
Commercial and industrial	(193)	(952)
Real estate — construction	(1,892)	(6,464)
Real estate — mortgage	(5,075)	(5,872)
Installment loans to individuals	(385)	(604)

	(7,545)	(13,892)

Loans recovered
Commercial and industrial	62	5
Real estate — construction	99	5
Real estate — mortgage	168	33
Installment loans to individuals	69	18

	398	61

Net charge-offs	(7,147)	(13,831)

Additions to allowance charged to operating expense during period	8,083	18,048

Balance of allowance for loan losses at end of period	$13,815	$15,230

Ratio of net loans charged off during the period to average loans outstanding	1.24%	2.10%

Foreclosed Assets
     The following table summarizes the composition of our foreclosed assets as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Raw land	$10,165	$6,618
1-4 family residential	8,339	4,560
Subdivision lots	6,474	1,794
Commercial real estate	3,909	704
Multifamily	2,389	—
Farmland	—	—
Other repossessed assets	38	65

Total	$31,314	$13,741

     The following table summarizes the geographic distribution of our foreclosed assets as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Dalton	$11,166	$1,395
Villa Rica	9,177	5,885
Carrollton	3,838	2,248
Jefferson	2,967	1,524
Other (8 markets)	4,166	2,689

Total	$31,314	$13,741

     At December 31, 2009 we had foreclosed assets of $13,740,602. In 2010 we transferred $28,782,755 of loans into foreclosed assets (see the “Supplemental Disclosures” section of our Statement of Cash Flows for the nine months ended September 30, 2010). We had $92,869 of additional expense to complete pieces of real estate and wrote-down the carrying value by $2,630,858. We subsequently sold for cash $6,144,625 and internally financed $1,845,671 of these assets incurring $666,074 of loss on sale, as noted in the other expenses section of the Consolidated Statement of Operations. We continue to hold foreclosed assets valued at $31,313,508. Our Carrollton and Villa Rica (Carroll County), Jefferson (Jackson County), and Dalton (Whitfield County), Georgia markets account for $27,147,612, or 86.70% of our foreclosed assets. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. In determining the carrying amount at September 30, 2010 we have taken into account the recent trend of declining real estate values. Although this trend has not reversed, we believe that the pace of the decline is slowing. Based on our assumptions, we believe that the carrying value of our foreclosed assets at September 30, 2010 is reasonable. However, if our assumptions prove incorrect, we may have to take further write downs on our foreclosed properties. Because of the recent lack of stability in our markets, we believe that the range of possible outcomes relating to our foreclosed property is greater than usual.
Other Income and Expenses
     Other income decreased by $245,012 (or 7.40%) for the nine months ended September 30, 2010 as compared to the same period in 2009. We had a $302,751 (or 41.86%) decrease in the net gain on sale of securities available-for-sale for the first nine months of 2010 as compared to the same period in 2009. We experienced a $231,536 (or 27.28%) decrease in mortgage origination fees as compared to the same period in 2009 due to a continued decline in applications. Our other operating income increased by $214,213 (or 103.48%) during the first nine months of 2010 when compared to the corresponding period in 2009 primarily from rental income on our foreclosed assets. We had a slight increase of $56,327 (or 3.68%) in service charges on deposit accounts compared to the same period in 2009 mostly due to an increase in debit card fee income. For the first nine months of 2010 as compared to the same period in 2009 we had a $18,735 increase in the net gain on sale of premises and equipment.
     Other expenses increased by $607,678 (or 3.00%) for the nine months ended September 30, 2010 as compared to the same period in 2009. Several categories of expenses showed appreciable decreases while other areas experienced noticeable increases as compared to the same period in the preceding year. Areas which had decreases include salaries and employee benefits which decreased $1,623,854 (or 18.43%), other operating expenses which decreased by $97,316 (or 2.47%), equipment and occupancy expenses which decreased by a $276,715 (or 10.92%) and net loss on sale of foreclosed assets which had a decrease of $147,799 (or 18.16%). The decrease in salaries and employee benefits expenses is due to three reduction-in-force plans which eliminated 34 positions across the company and reduced salaries for several other positions towards the end of 2008 and in 2009. The number of full-time equivalent employees further decreased from 167 at December 31, 2009 to 156 on September 30, 2010. Our other operating expenses and equipment and occupancy expenses have also decreased as management has aggressively worked to eliminate all “non-essential” expenses during this continuing difficult economic period.
     In contrast to the above noted decreases, we saw several areas move the opposite direction such as FDIC insurance premiums, which increased by $868,506 (or 53.82%) for the nine months ended September 30, 2010 as compared to the same period in 2009. This increase is mainly due to the large number of unaffiliated FDIC insurance depository institution failures and the corresponding increase in assessments along with an increase in the rates specific to our institution’s risk profile. Foreclosed asset expenses also increased by $360,857 (or 25.59%) for the nine months ended September 30, 2010 as compared to 2009. This category includes items such as property taxes, legal and utility expenses that we incur to gain possession and maintain our foreclosed properties.
     For the nine months ending September 30, 2010 we recorded no income tax expense or benefit as compared to a $4,725,565 tax benefit for the same period in 2009. During the third and fourth quarter of 2009, due to our significant losses, management was unable to conclude that Bank would generate sufficient net income in the near term to realize the full value of our deferred tax assets. Therefore, as of December 31, 2009 we had established a $16.3 million deferred tax asset valuation allowance. At September 30, 2010 our deferred tax asset valuation allowance balance was $19.4 million. Any further losses will not have an associated tax benefit unless and until we can show that it is more likely than not that we will realize those tax benefits.

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

     The table that follows summarizes our interest sensitive assets and liabilities as of September 30, 2010. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity. Certificates of deposit are presented according to contractual maturity.
Analysis of Interest Sensitivity
As of September 30, 2010
(Dollars in Thousands)

	0 3	3-12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-bearing deposits in banks	135,048	—	—	135,048
Securities	—	—	49,972	49,972
Restricted equity securities	2,501	—	—	2,501
Federal funds sold	—	—	—	—
Loans (1)	99,806	158,236	244,549	502,591

Total interest-earning assets	237,355	158,236	294,521	690,112

Interest-bearing liabilities:
Interest-bearing demand deposits	75,560	—	—	75,560
Savings and money markets	149,438	—	—	149,438
Time deposits	73,715	327,609	76,194	477,518
Federal Home loan Bank borrowings	—	—	22,000	22,000

Total interest-bearing liabilities	298,713	327,609	98,194	724,516

Interest rate sensitivity gap	(61,358)	(169,373)	196,327	(31,726)

Cumulative interest rate sensitivity gap	(61,358)	(230,731)	(34,404)

Interest rate sensitivity gap ratio	0.80	0.48	3.00

Cumulative interest rate sensitivity gap ratio	0.80	0.63	0.95

(1)	Excludes non-accrual loans totaling approximately $36,872,000 and deferred fees of approximately $58,000.
     At September 30, 2010 our cumulative one-year interest rate sensitivity gap ratio was .63. Our targeted ratio is 0.8 to 1.2. This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. Our experience, however, has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest-bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

Item 4.	Controls and Procedures
     Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the quarterly period covered by this Form 10-Q and based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 6.	Exhibits
The following exhibits are included with this report:
10.1	Amendment to Employment Agreement for W. Brett Morgan

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FGBC BANCSHARES, INC.
Date: November 15, 2010	/s/ W. Brett Morgan
W. Brett Morgan
Principal Executive Officer

Date: November 15, 2010	/s/ Teresa L. Martin
Teresa L. Martin
Chief Financial Officer